Form 10-Q
period 2016-09-30
Pacific Media Group Enterprises, Inc.
filed 2016-11-08
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2016

COMMISSION FILE NUMBER: 000-55489

PACIFIC MEDIA GROUP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

            Delaware                                                                                                         81-3709511

_______________________________                                                                ___________________

(State or other jurisdiction of                                                                                    (I.R.S. Employer

 incorporation or organization)                                                                                  Identification No.)

3952 Clairemont Mesa Blvd., Suite D-194

San Diego, California 92117

Tel: (858) 945-8876

Fax: (858) 459-1103

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  / /        No  /X/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of October 31, 2016 was 2,109,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2016, prepared by the Company, immediately follow.

PACIFIC MEDIA GROUP ENTERPRISES, INC.
BALANCE SHEETS

ASSETS
	September 30, 2016	June 30, 2016
Current Assets
Cash	$ 500	$ 500
Total Current Assets	500	500
Total Assets	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$ 368.00	$ -
Total Current Liabilities	368	-
Long Term Liabilities
Notes Payable	5,500	500
Total Long Term Liabilities	5,500	500
Total Liabilities	5,868	500

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,109,000 shares issued and outstanding
as of Sept. 30, 2016 and 2,109,000 shares issued
and outstanding as of June 30, 2016	211	211
Additional paid-in capital	8,999	8,999
Accumulated deficit	(14,578)	(9,210)

Total stockholders' equity (deficit)	(5,368)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 500	$ 500

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENT OF OPERATIONS

	For the Three Months Ended Sept. 30, 2016	For the Three Months Ended Sept. 30, 2015

Revenue	$ -	$ -
Total Revenue	-	-

Expenses
General & Admin. Expenses	5,368	-
Other Operating Expenses	-	-
Total Expenses	(5,368)	-

Net Income (loss)	$ (5,368)	$ -

Basic and Diluted Earnings Income (Loss) per Share	$ (0.003)	$ -

Weighted average shares - basic and diluted	2,109,000	2,100,000

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENT OF CASH FLOWS

	For the Three Months Ended Sept. 30, 2016	For the Three Months Ended Sept. 30, 2015

OPERATING ACTIVITIES
Net Profit (Loss)	$ (5,368)	$ -

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	368	-
Net cash used in operating activities	(5,000)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds of loan from officer	5,000	-
Net cash from financing activities	5,000	-

Net change in cash	-	-

Cash at beginning of period	500	-

Cash at end of period	$ 500	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements

 PACIFIC MEDIA GROUP ENTERPRISES, INC.

Notes to Financial Statements

September 30, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Pacific Media Group Enterprises, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). In September 2015 the Company began development of mobile apps designed (a) to allow patients/clients to see fee quotes from professionals such as dentists and attorneys for professional services, and (b) to provide these professionals with prospects or leads for new patients/clients. The Company is currently testing the first app in preparation for its launch.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b. USE OF ESTIMATES

The preparation of financial  statements in conformity  with GAAP requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

c. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share has not been presented because there are no dilutive items.  Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

d. CASH and CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of September 30, 2016.

e. REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition, and other applicable revenue recognition guidance under US GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer.  In this case, revenues are recognized upon services rendered.

f.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2016 and June 30, 2016 an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

g. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted the codification upon its creation and will expense share based costs in the period incurred.  The Company completed one share-based transaction for mobile app development and programming services on April 1, 2016 valued at $9,000.

h. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

i. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2016 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s officers and directors have committed to advancing certain operating costs of the Company.

While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

As of September 30, 2016 the authorized share capital of the Company consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value.

COMMON STOCK:  The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014  pursuant  to the  Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of Pacific Shores Development, Inc. ("PSD"). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the distribution of 2,500,000 warrants in the Company to all  administrative  creditors  of PSD, with these  creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2019. As of the date of this report, no warrants have been exercised.

On June 1, 2014 the Company issued a total of 1,520,000 common shares for services at par value, $0.0001 per share for total value of $152. On April 1, 2016 the Company issued 9,000 common shares for services related to mobile app programming and development valued at $1.00 per share for a total value of $9,000.

As a result of these  issuances  there  were 2,109,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at September 30, 2016.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2016 no shares of preferred stock had been issued and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had no revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

On June 1, 2014 the Company issued a total of 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. On April 1, 2016 the Company issued a Note for $500 to the CEO of the company. On August 5, 2016 the Company issued a Note for $2,500 to the CFO and Secretary of the Company and on August 25, 2016 the Company issued a second Note for $2,500, also to the CFO and Secretary of the Company. All three Notes are non-interest bearing. The unpaid principal balance on two new notes will be due and payable three years from the date of the notes. The conversion rate will be one (1) share of common stock for every one (1) dollar of debt principal converted. Since the price of the shares issued recently is same as the conversion price, there was no beneficial conversion feature.

The Company utilizes an office space of approximately 100 square feet in the residence of the Company’s CEO, which is provided at no cost by the CEO. The value of the space is immaterial. The space is believed to be adequate for the Company’s needs at this time.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2016.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

Pacific Media Group Enterprises, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business;  and (2) issue shares  of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares… publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.” We entered the mobile app business in 2015, and became a reporting issuer in partial fulfillment of that commitment to the court and creditors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016 we had assets of $500 and we had liabilities totaling $5,868 and an accumulated deficit of $14,578. As of June 30, 2016 we had assets of $500 and we had liabilities totaling $500 and we had an accumulated deficit of $9,210. As of June 30, 2015 we had no assets and no liabilities and an accumulated deficit of $210. Our only expenses in the three months ended September 30, 2016 were for professional, general, and administrative expenses which totaled $5,368. We had no revenues during the period. In the three months ended September 30, 2015 we had no expenses and no revenue. Our increase in liabilities from $0 at September 30, 2015 to $5,868 at September 30, 2016 was the result of general and administrative expenses related to our registration as a reporting issuer with the SEC . We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the second quarter of 2017. Until then we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. We expect to complete development of both the android and ios versions of our first app by year end, which will result in additional expenses, and we expect to incur expenses in the marketing of our apps in 2017. As a result we will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least for the first half of calendar 2017.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and its apps are still in development and therefore generate no revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Principal Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective during the fiscal years ended June 30 2016 and 2015 and the three months ended September 30, 2016 at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-A as filed with the SEC on September 29, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

30.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

30.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2016 and June 30, 2016, (ii) Statement of Operations for the three months ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the three months ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2016

PACIFIC MEDIA GROUP ENTERPRISES, INC.

                                   By: /s/ Maurice Masters

                                       _________________________________

                                       Maurice Masters

                                       President, CEO and Director

                                   By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       Secretary, CFO and Director