Form 10-Q
period 2016-12-31
Pacific Media Group Enterprises, Inc.
filed 2017-02-08
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]

No  [  ]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of January 24, 2017 was 2,109,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2016, prepared by the Company, immediately follow.

PACIFIC MEDIA GROUP ENTERPRISES, INC.
BALANCE SHEETS

ASSETS
	December 31, 2016	June 30, 2016
	(Unaudited)
Current Assets
Cash	$ 500	$ 500
Total Current Assets	500	500
Total Assets	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	1,774	-
Total Current Liabilities	1,774	-
Long Term Liabilities
Notes Payable	19,818	500
Total Long Term Liabilities	19,818	500
Total Liabilities	21,592	500

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,109,000 shares issued and outstanding	211	211
Additional paid-in capital	8,999	8,999
Accumulated deficit	(30,302)	(9,210)

Total stockholders' equity (deficit)	(21,092)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 500	$ 500

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended Dec. 31, 2016	For the Three Months Ended Dec. 31, 2015	For the Six Months Ended Dec. 31, 2016	For the Six Months Ended Dec. 31, 2015

Revenue	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-

Expenses
General & Admin. Expenses	15,724	-	21,092	-
Other Operating Expenses	-	-	-	-
Total Expenses	(15,724)	-	(21,092)	-

Net (Loss)	$ (15,724)	$ -	$ (21,092)	$ -

Basic and Diluted Earnings (Loss) per Share	$ (0.007)	$ -	$ (0.010)	$ -

Weighted average shares - basic and diluted	2,109,000	2,100,000	2,109,000	2,100,000

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended Dec. 31, 2016	For the Six Months Ended Dec. 31, 2015

OPERATING ACTIVITIES
Net (Loss)	$ (21,092)	$ -

Adjustments to reconcile net loss to cash
flows provided by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	1,774	-
Net cash used in operating activities	(19,318)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds of loan from officer	19,318	-
Net cash from financing activities	19,318	-

Net change in cash	-	-

Cash at beginning of period	500	-

Cash at end of period	$ 500	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements

 PACIFIC MEDIA GROUP ENTERPRISES, INC.

Notes to Financial Statements

December 31, 2016

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Pacific Media Group Enterprises, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). In September 2015 the Company began development of mobile apps designed (a) to allow patients/clients to see fee quotes from professionals such as dentists and attorneys for professional services, and (b) to provide these professionals with prospects or leads for new patients/clients. In December 2016 the Company launched the Android version of its first mobile app .

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

d. CASH and CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with initiated  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of December 31, 2016.

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

f.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2016 and June 30, 2016 an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2016 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s officers and directors have committed to advancing certain operating costs of the Company.

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

NOTE 4. STOCKHOLDERS' EQUITY

As of December 31, 2016 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000  shares of preferred  stock also with $0.0001 par value.

COMMON STOCK:  The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of PSD. The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

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

On June 1, 2014 the Company issued 1,520,000 common shares for services at par value, $0.0001 per share for $152. On April 1, 2016 the Company issued 9,000 common shares for services related to mobile app programming and development valued at $1.00 per share for $9,000.

As a result of these  issuances  there  were 2,109,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2016.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2016 no shares of preferred stock had been issued and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had no revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

On June 1, 2014 the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. On April 1, 2016 the Company issued a Note for $500 to the CEO of the company. On August 5, 2016 the Company issued a Note for $2,500 to the CFO and Secretary of the Company, and on August 25, 2016 the Company issued a second Note for $2,500 to the CFO and Secretary of the Company, and on December 30, 2016 issued a Note for $14,318 to the CFO and Secretary of the Company. All four Notes are non-interest bearing. The unpaid principal balance on each of the four notes will be due and payable three years from the date of issuance of the notes. The conversion rate will be one (1) share of common stock for every one (1) dollar of debt principal converted. Since the price of the shares issued recently is same as the conversion price, there was no beneficial conversion feature.

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

In December 2016 we completed initial development of the Android version of our first mobile app, eBidLaw, and placed the app with the Google Play Store for free download. We are currently developing the iOS version of our first app. We do not anticipate any revenues until, at the earliest, late in calendar 2017. This is because our plan is to offer the service free until such time as there is a substantial volume of regular users. Only at that point will we begin to charge the professional service providers for our service.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016 we had assets of $500 and we had liabilities of $21,592 and an accumulated deficit of $30,302. As of June 30, 2016 we had assets of $500 and we had liabilities of $500 and we had an accumulated deficit of $9,210. Our only expenses in the three months and six months periods ended December 31, 2016 were for professional, general, and administrative expenses. For the three months ended December 31, 2016 these totaled $15,724 and for the six months ended December 31, 2016 these totaled $21,092. We had no revenues during the period. In the three and six months ended December 31, 2015 we had no expenses and no revenue. Our increase in liabilities from $0 at December 31, 2015 to $21,592 at December 31, 2016 was the result of general and administrative expenses arising from our registration as a reporting issuer with the SEC and our set-up with a licensed stock transfer agent. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the fourth quarter of 2017. Until then we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. We completed development of the Android version of our first mobile app in December 2016 and we are currently developing the iOS version of our first app. Development of the iOS version will result in additional expenses. We also expect to incur expenses in the marketing of our apps in 2017. We do not anticipate any revenues until, at the earliest, late in 2017. This is because our plan is to offer the service free until such time as there is a substantial volume of regular users. Only at that point will we begin to charge the professional service providers for our service. As a result we will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least for the first half of calendar 2017.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and its apps are still in development and therefore generate no revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses. The accompanying financial statements are presented on a going concern basis under US GAAP.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Principal Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective during the fiscal years ended June 30 2016 and 2015 and the three and six months ended December 31, 2016 at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and June 30, 2016, (ii) Statement of Operations for the three and six months periods ended December 31, 2016 and 2015, (iii) Statement of Cash Flows for the six months periods ended December 31, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2017

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