Form 10-Q/A
period 2016-12-31
Pacific Media Group Enterprises, Inc.
filed 2017-02-23
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment number 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]

No  [X]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of January 24, 2017 was 2,109,000.

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of PACIFIC MEDIA GROUP ENTERPRISES, INC. (the "Company") for the quarter ended December 31, 2016, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on February 8, 2017, (the "Original Filing"), is being filed to update section indicating that the registrant is not a shell company that was originally checked yes in error. There are no other changes to the filing.

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

Date: February 23, 2017

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