Form 10-Q
period 2017-03-31
Pacific Media Group Enterprises, Inc.
filed 2017-04-24
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

COMMISSION FILE NUMBER: 000-55489

EXTRACT PHARMACEUTICALS, INC.

(FKA Pacific Media Group Enterprises, Inc.)

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysYes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

 Exchange Act  ). Yes [  ]   No  [X]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 14, 2017 was 113,886,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2017, prepared by the Company, immediately follow.

PACIFIC MEDIA GROUP ENTERPRISES, INC.
BALANCE SHEETS

ASSETS
	March 31, 2017	June 30, 2016
	(Unaudited)
Current Assets
Cash	$ 500	$ 500
Total Current Assets	500	500
Total Assets	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	-	-
Total Current Liabilities	-	-
Long Term Liabilities
Notes Payable	22,992	500
Total Long Term Liabilities	22,992	500
Total Liabilities	22,992	500

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,109,000 shares issued and outstanding	211	211
Additional paid-in capital	8,999	8,999
Accumulated deficit	(31,702)	(9,210)

Total stockholders' equity (deficit)	(22,492)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 500	$ 500

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended Mar. 31, 2017	For the Three Months Ended Mar. 31, 2016	For the Nine Months Ended Mar. 31, 2017	For the Nine Months Ended Mar. 31, 2016

Revenue	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-

Expenses
General & Admin. Expenses	1,400	-	22,492	-
Other Operating Expenses	-	-	-	-
Total Expenses	(1,400)	-	(22,492)	-

Net (Loss)	$ (1,400)	$ -	$ (22,492)	$ -

Basic and Diluted Earnings (Loss) per Share	$ (0.001)	$ -	$ (0.011)	$ -

Weighted average shares - basic and diluted	2,109,000	2,100,000	2,109,000	2,100,000

The accompanying notes are an integral part of these financial statements

PACIFIC MEDIA GROUP ENTERPRISES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended Mar. 31, 2017	For the Nine Months Ended Mar. 31, 2016

OPERATING ACTIVITIES
Net (Loss)	$ (22,492)	$ -

Adjustments to reconcile net loss to cash
flows provided by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	-	-
Net cash used in operating activities	(22,492)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds of loan from officer	22,492	-
Net cash from financing activities	22,492	-

Net change in cash	-	-

Cash at beginning of period	500	-

Cash at end of period	$ 500	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements

 EXTRACT PHARMACEUTICALS, INC.

(FKA Pacific Media Group Enterprises, Inc.)

Notes to Financial Statements

March 31, 2017

(Unaudited)

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Extract Pharmaceuticals, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). Initially the Company was engaged in the business of developing mobile apps designed (a) to allow patients/clients to see fee quotes from professionals for their professional services.  and (b) to provide these professionals with prospects or leads for new patients/clients. On April 7, 2017 the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Extract Pharmaceuticals Inc. The Company also left the mobile app development business and began development of products based on chewing gum delivery of medicinal cannabis oils.

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

d. CASH and CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with initiated  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of March 31, 2017.

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

f.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2017 and June 30, 2016 an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2017 the Company did not have  significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s officers and directors have committed to advancing certain operating costs of the Company.

While the Company believes in will be able to generate sufficient revenues and/or raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

As of March 31, 2017 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000  shares of preferred  stock also with $0.0001 par value.

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

As a result of these  issuances  there  were 2,109,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at March 31, 2017.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2017 no shares of preferred stock had been issued and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had no revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

On June 1, 2014 the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. On April 1, 2016 the Company issued a Note for $500 to the CEO of the company. On August 5, 2016 the Company issued a Note for $2,500 to the CFO and Secretary of the Company, and on August 25, 2016 the Company issued a second Note for $2,500 to the CFO and Secretary of the Company; on December 30, 2016 the Company issued a Note for $14,318 to the CFO and Secretary of the Company; and on March 30, 2017 the Company issued a Note for $3,174 to the CFO and Secretary of the Company. All five Notes are non-interest bearing. The unpaid principal balance on each of the four notes will be due and payable three years from the date of issuance of the notes. The conversion rate will be one (1) share of common stock for every one (1) dollar of debt principal converted. Since the price of the shares issued recently is same as the conversion price, there was no beneficial conversion feature.

The Company utilizes an office space of approximately 100 square feet in the residence of the Company’s CEO, which is provided at no cost by the CEO. The value of the space is immaterial. The space is believed to be adequate for the Company’s needs at this time.

NOTE 7. SUBSEQUENT EVENTS

On April 7, 2017 the Company amended its Certificate of Incorporation with the State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Extract Pharmaceuticals Inc. and changing the number of authorized common shares from 100,000,000 to 300,000,000. The number of authorized preferred shares remained unchanged at 20,000,000.

Also on April 7, 2017 the Company affected a forward split of its shares, Fifty-Four (54) new shares for each One (1) old share. As a result of this the 2,109,000 common shares outstanding as of March 31, 2017 have been split such that 113,886,000 common shares are outstanding as of the date of the filing of this report on Form 10-Q.

On April 10, 2017 the Directors voted to terminate the Company’s involvement in the mobile application development business and to pursue instead the business of development and sale of products based on chewing gum delivery of medicinal cannabis oils. The Company sold all of its interest in the mobile application development business to its CFO and Secretary in exchange for cancellation of the Company’s Notes due to him which totaled $22,492. On the same date the Company repaid the loan of $500 due to its CEO, cancelling the Note payable to him.

Also on April 10, 2017 the Directors voted to appoint Mr. Peter E. Maddocks to the Board of Directors of the Company and also voted to appoint Mr. Maddocks as CEO and CFO of the Company. On the same date two Directors, Maurice Masters and Daniel Masters resigned their positions as Officers and Directors of the Company.

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

BUSINESS AND PLAN OF OPERATION

Extract Pharmaceuticals, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business;  and (2) issue shares  of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares… publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.” The Company entered the mobile app business and became a reporting issuer in partial fulfillment of that commitment to the court and creditors. Subsequent to March 31, 2017 the name of the corporation and its business direction changed as discussed in Footnote Note 7, Subsequent Events, of the footnotes to our financial statements.

In December 2016 we completed initial development of the Android version of our first mobile app, and during the three months ended March 31, 2017 we worked on the IOS version of that app. As of March 31, 2017 the IOS version was still not complete and therefore no marketing efforts had been undertaken and no revenues were realized. Further, we did not anticipate any revenues until, at the earliest, late in calendar 2017. This was because our plan was to offer the service free until such time as there was a substantial volume of users. Only at that point would we begin to charge the professional service providers for our service. Because of the long lead time to first revenues and the high cost of marketing the app, the Company decided on April 10, 2017 to pursue a different business direction as discussed in Footnote Note 7, Subsequent Events, of the footnotes to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017 we had assets of $500 and we had liabilities of $22,992 and an accumulated deficit of $31,702. As of June 30, 2016 we had assets of $500 and we had liabilities of $500 and we had an accumulated deficit of $9,210. Our only expenses in the three months and nine months periods ended March 31, 2017 were for professional, general, and administrative expenses. For the three months ended March 31, 2017 these totaled $1,400 and for the nine months ended March 31, 2017 these totaled $22,492. We had no revenues during the period. In the three and nine months ended March 31,

2016 we had no expenses and no revenue. Our increase in liabilities from $0 at March 31, 2016 to $22,992 at March 31, 2017 was the result of general and administrative expenses arising from our registration as a reporting issuer with the SEC and our set-up with a licensed stock transfer agent. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the fourth quarter of 2017. Until then we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. We completed development of the Android version of our first mobile app in December 2016 and during the three months ended March 31, 2017 we concentrated on developing the iOS version of our first app. All such efforts have since been abandoned and the Company’s future results will be based on its efforts to develop a chewing gum product for delivery of medicinal cannabis oils.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and its proposed products are still in development and therefore generate no revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses. The accompanying financial statements are presented on a going concern basis under US GAAP.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Principal Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective during the fiscal years ended June 30 2016 and 2015 and the three and nine months ended March 31, 2017 at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Please see the Form 8-K filed on April 12, 2017 concerning our change of name, change of business, change of control, and change of management.

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

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2017 and June 30, 2016, (ii) Statement of Operations for the three and Nine months periods ended March 31, 2017 and 2016, (iii) Statement of Cash Flows for the nine months periods ended March 31, 2017 and 2016, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2017

EXTRACT PHARMACEUTICALS, INC.

                                   By: /s/ Peter E. Maddocks

                                       _________________________________

                                       Peter E. Maddocks

                                       President, CEO, CFO, and Director