Form 10-K
period 2017-06-30
Pacific Media Group Enterprises, Inc.
filed 2017-09-29
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days       Yes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  / /        No  /X/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 25, 2017, was 115,966,000.

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this Annual report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I

Item 1. Description of Business

General

Extract Pharmaceuticals Inc (“the Company”) is a US-based development stage company that is in the process of acquiring certain Intellectual Property (“IP”) for chewing gum as a medicinal delivery system for several ailments.

The Company intends to identify and acquire patents and IPs that further its aim to provide medical solutions to a great number of everyday ailments using medicated (functional) chewing gum instead of pills as a drug delivery method.

The Company investigated much raw data which shows that patients who are unable to swallow their medicines are an overlooked problem and can have dire consequences for the patients in question. The University of South Florida conducted a survey that indicated as much as 40% of U.S. adults have difﬁculties swallowing their medication. Additionally, approximately 14% have delayed taking doses of their medication, 8% have skipped a dose and 4% have discontinued taking their medication altogether. More than 75% of those having difﬁculties taking their pills never tell their physician of their problem.

Obviously, non-adherence and failure of patients to inform their doctors of their difﬁculties with taking their medication can result in serious health consequences. The patients must endure illnesses that could be easily remedied. Common headaches, snifﬂes, allergies or inﬂammations become major issues, and instead of a nearly instantaneous cure, the patient must suffer entire sick days or even weeks.

Management is currently working on obtaining IP that furthers the use of chewing gum as a medicinal delivery system. At this preliminary stage, we foresee economic applicability for use of chewing gum for antihistamines, vitamins, painkillers, and any other kind of common ailments that millions suffer from every day.

Concept Analytics forecasted an uninterrupted 15% annual increase in the market for well-being chewing gum, rapidly expanding this $700 million market (Gale Goliath) for at least the next five years.

Presently management is focused on nutrition and health chewing gum with natural based ingredients, but have already drafted working plans on expanding the product line with gums having medical effects such as painkillers and antihistamine medications. We expect to conclude our first IP acquisition within the next fiscal quarter.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors (“BOD”) and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; there are no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights.

Our stock symbol is “XTPA”, though the shares are not currently quoted on the OTC Bulletin Board (“OTCBB”), though management is working to complete this. As of June 30th, 2017, there were 56 shareholders of record, which does not include shares that are held in street or nominee name.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Island Stock Transfer, 15500 Roosevelt Blvd, Suite 301, Clearwater, Florida 33760; Telephone (727) 289-0010

On June 30, 2017, the shareholders' list of our shares of common stock showed 56 registered holders of our shares of common stock and 113,886,000shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

Our BOD may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been declared or paid on common stock.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. Our Bylaws provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the BOD. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the BOD, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Recent Sales of Unregistered Securities

None.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a share price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

In December, 2016, we completed initial development of the Android version of our first mobile app, and during the three months ended June 30, 2017 we worked on the IOS version of that app. As of March 31, 2017, the IOS version was still not complete and therefore no marketing efforts had been undertaken and no revenues were realized. Further, we did not anticipate any revenues until, at the earliest, late in calendar

2017. This was because our plan was to offer the service free until such time as there was a substantial volume of users. Only at that point would we begin to charge the professional service providers for our service. Because of the long lead time to first revenues and the high cost of marketing the app, the Company decided on April 10, 2017 the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Extract Pharmaceuticals Inc. The Company also left the mobile app development business and began development of products based on chewing gum delivery of legal medicinal cannabinoid oils.

Liquidity and Capital Resources

As of June 30, 2017, we had no assets and we had liabilities of $6,575 and an accumulated deficit of $15,785. As of June 30, 2016. we had assets of $500 and we had liabilities of $500 and we had an accumulated deficit of $9,210. Our only expenses in the year  ended June 30, 2017 were for professional, general, and administrative expenses. These totaled $30,067. We had no revenues during the period. In the year ended June 30, 2016 we had expenses of $9,000 and no revenue. Our increase in liabilities from $500 at June 30, 2016 to $6,575 at June 30, 2017 was the result of general and administrative expenses arising from our registration as a reporting issuer with the SEC and our set-up with a licensed stock transfer agent. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the fourth quarter of 2017. Until then we will continue to depend upon officers and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Results of Operations

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. During the last quarter of the year ended June 30, 2017 the Company’s efforts were devoted to developing                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                a chewing gum product for delivery of medicinal cannabis oils.

Limited Operating History; Need for additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues to the date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

Financing

We will require additional financing to implement our business plan, which may include joint venture projects and debt or equity financings. The nature of this enterprise and lack of positive cash flow places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable profits and losses can be demonstrated. Therefore, any debt financing of our activities may be costly and result in substantial dilution to our stockholders.

Future financing through equity investments is likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the bio-pharma industry, and the fact that we have not been profitable to date, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Year ended June 30, 2017 compared to the year ended June 30, 2016

As of April 7, 2017, the Company has changed its course of business from the mobile app development business and began development of products based on chewing gum delivery of legal medicinal cannabinoid oils.  As such, all operations relating to the mobile app development discontinued.

Revenues

The Company had no revenue for the years ended June 30, 2017 and 2016. In the year ended June 30, 2017 the Company has changed its course of business to legal medicinal cannabinoid oils.

Operating and Other Expenses

For the year ended June 30, 2017 our total operating expenses were $30,067 compared to $9,000 for the year ended June 30, 2016 resulting in an increase of $21,067. The increase is attributable mainly to increases in general and administrative expenses of legal and professional fees associated with being a reporting issuer. The net loss for the year ended June 30, 2017 was $6,575, a figure substantially below our expenses, because of the foregiveness of debt owed to a shareholder in the amount of $23,492. Our loss for the year ended June 30, 2016 was $9,000.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. The Company has conducted private placements of its common stock, which have generated funds to satisfy the initial cash requirements of its planned Nevada exploration ventures. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Extract Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Extract Pharmaceuticals, Inc. ("the Company" or "the Issuer") as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Extract Pharmaceuticals, Inc. as of June 30, 2017 and 2016 and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations and had accumulated deficit of $15,785 as of June 30, 2017.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC

Los Angeles, California

September 28, 2017

EXTRACT PHARMACEUTICALS, INC.
BALANCE SHEETS

ASSETS
	June 30, 2017	June 30, 2016
Current Assets
Cash	$ -	$ 500
Total Current Assets	-	500
Total Assets	$ -	$ 500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Note Payable	$ 5,375	$ 500
Trade Payable	1,200	-
Total Current Liabilities	6,575	500
Total Liabilities	6,575	500

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized; 113,886,000 shares issued and outstanding	11,389	11,389
Paid-in deficiency	(2,179)	(2,179)
Accumulated deficit	(15,785)	(9,210)

Total stockholders' equity (deficit)	(6,575)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 500

The accompanying notes are an integral part of these financial statements

EXTRACT PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

Revenue	$ -	$ -
Total Revenue	-	-

Expenses
Other Operating	30,067	9,000
Total Expenses	(30,067)	(9,000)

Other Income & Expense
Note Foregiveness	23,492	-

Net loss	$ (6,575)	$ (9,000)

Basic and Diluted Earnings Loss per Share	$ (0.00)	$ (0.00)

Weighted average shares - basic and diluted	113,886,000	113,519,826

The accompanying notes are an integral part of these financial statements

EXTRACT PHARMACEUTICALS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Deficiency	Deficit	Equity (Deficit)

Balance at June 30, 2015	113,400,000	$ 11,340	$ -	$ (210)	$ 11,130
Common stock issued for services at
$0.0001 (par value) on April 1, 2016	486,000	49	(2,179)	-	(2,130)
Net loss in year ended June 30, 2016	-	-	-	(9,000)	(9,000)
Balance at June 30, 2016	113,886,000	$ 11,389	$ (2,179)	$ (9,210)	$ -
Net loss in year ended June 30, 2017	-	-	-	(6,575)	(6,575)
Balance at June 30, 2017	113,886,000	$ 11,389	$ (2,179)	$ (15,785)	$ (6,575)

The accompanying notes are an integral part of these financial statements

EXTRACT PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016

OPERATING ACTIVITIES
Net Loss	$ (6,575)	$ (9,000)

Adjustments to reconcile net loss to cash
used in operating activities:
Common stock issued for services	-	9,000
Foregiveness of loan due to shareholder	(23,492)
Changes in operating assets and liabilities
Trade Payables	1,200	-
Net cash used in operating activities	(28,867)	-

FINANCING ACTIVITIES
Proceeds of loans from shareholders	28,367	500
Net cash from financing activities	28,367	500

Net change in cash	(500)	500

Cash at beginning of year	500	-

Cash at end of year	$ -	$ 500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

As of June 30, 2017

Note 1 – Nature of Business, Presentation and Going Concern

Organization

Extract Pharmaceuticals, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the Chapter 11 Plan of Reorganization of Pacific Shores Development, Inc. ("PSD"). Initially the Company was engaged in the business of developing mobile apps designed (a) to allow patients/clients to see fee quotes from professionals for their professional services.  and (b) to provide these professionals with prospects or leads for new patients/clients. On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Extract Pharmaceuticals Inc. The Company also left the mobile app development business and began development of products based on chewing gum delivery of medicinal cannabis oils.

Stock Split –

On April 5, 2017, the Company’s Board of Directors declared a 54:1 forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on July 25, 2017. The effect of the stock split increased the number of shares of common stock outstanding from 2,109,000 to 113,886,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to July 25, 2017. The total number of authorized common shares and the par value thereof was not changed by the split.

Note 2.  Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and include all the notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

c. Basic and Diluted Net Loss Per Shares

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

d. Cash and Cash Equivalents

For the Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with initiated  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of June 30, 2017 and cash of $500 at June 30, 2016.

e. Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 605 “Revenue Recognition, and other applicable revenue recognition guidance under GAAP.  Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer.  In this case, revenues are recognized upon services rendered.

f.  Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2017 and June 30, 2016 an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

g. Share Based Compensation

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

Note 3. Going Concern

The Company's financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2017 the Company did not have significant  cash or other  material  assets,  nor did it have  operations  or a source  of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The Company’s officers and directors have committed to advancing certain operating costs of the Company.

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

Note 4. Stockholder’s Equity

As of June 30, 2017, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value.

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

On June 1, 2014, the Company issued 1,520,000 common shares for services at par value, $0.0001 per share for $152. On April 1, 2016, the Company issued 9,000 common shares for services related to mobile app programming and development valued at $1.00 per share for $9,000.

On April 7, 2017 the Company affected a forward split of its shares and warrants such that there are 54 new shares for 1 old share and 54 new warrants for 1 old warrant.

As a result of these issuances and the forward split there were 113,866,000 common  shares issued and  outstanding,  and a total of  135,000,000 warrants to acquire common shares issued and outstanding, at June 30, 2017.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2017 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

Note 5. Income Taxes

The Company has had no revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

Note 6. Related Party Transactions

On June 1, 2014, the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. At various dates between April 1, 2016 and March 30, 2017 the Company issued various Notes totaling $23,492 to a former officer. On April 5, 2017 all of these Notes were cancelled. On June 29, 2017 a Note for $5,375 was issued to a Shareholder. This Note is non-interest bearing and has no fixed term but is callable by the lender at any time.

Note 7 – Discontinued Operations

On April 12, 2017, the Company experienced a change in control. As of April 12, 2017, the Company has changed its course of business from mobile apps to development of products based on chewing gum delivery of medicinal cannabis oils. As such, all mobile app development operations were discontinued. No expenses were incurred during the year ended June 30, 2017 in conjunction with the discontinued operations. Expenses incurred in conjunction with the discontinued operation were $9,000 for the year ended June 30, 2016

Note 8. Subsequent Events

 At various dates between July 10, 2017 and August 21, 2017 a shareholder advanced funds totaling $12,532 to the Company to cover legal fees, audit fees, and transfer agent fees. The Company issued non-interest bearing demand Notes to the shareholder for each of these loans.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

Internal Control Over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective during the fiscal years ended June 30 2017 and 2016 at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2017 and June 30, 2016, (ii) Statement of Operations for the three and Nine months periods ended June 30, 2017 and 2016, (iii) Statement of Cash Flows for the nine months periods ended June 30, 2017 and 2016, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2017

EXTRACT PHARMACEUTICALS, INC.

                                   By: /s/ Peter E. Maddocks

                                       _________________________________

                                       Peter E. Maddocks

                                       President, CEO, CFO, and Director

21