Form 10-Q
period 2017-09-30
Pacific Media Group Enterprises, Inc.
filed 2017-11-20
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

COMMISSION FILE NUMBER: 000-55489

EXTRACT PHARMACEUTICALS, INC.

 (Exact name of registrant as specified in its charter)

      Delaware                                                                                                   81-3709511

_______________________                                                                ___________________

   (State of Jurisdiction                                                                                (I.R.S. Employer

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

 Exchange Act  ). Yes [  ]   No  [X]

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 14th, 2017 was 115,966,000

Unless otherwise noted, references in filing to “Extract Pharmaceuticals Inc.”, the “Company,” “we,” “our” or “us” means Extract Pharmaceuticals Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2017, prepared by the Company, immediately follow

EXTRACT PHARMACEUTICALS INC
BALANCE_SHEET
Form Type: 10-Q
Period End: Sept 30, 2017
Date Filed:

EXTRACT PHARMACEUTICALS, INC.
BALANCE SHEETS

ASSETS
	Sept 30 2017	June 30, 2017
Current Assets

Cash	$ 0.00	$ 0.00
Total Current Assets	-	-

Total Assets	$ 0.00	$ 0.00

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Note Payable	$ 20,407	$ 5,375
Trade Payable	1,200	1,200
Total Current Liabilities	21,607	6,575
Total Liabilities	21,607	6,575

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized; 115,966,000 shares issued and outstanding	11,597	11,389
Paid-in deficiency	(2,179)	(2,179)
Accumulated deficit	(31,025)	(15,785)

Total stockholders' equity (deficit)	(21,607)	(6,575)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$ 0.00

.

EXTRACT PHARMACEUTICALS INC
INCOME_STATEMENT
Form Type: 10-Q
Period End: Sept 30, 2017

	For the Qtr Ended Sept			For the Qtr Ended Sept
	30	2017		30	2016

Revenue			$ 0.00		$ 0.00
Total Revenue			-		-

Expenses
Other Operating			15,240		5,368
Total Expenses			15,240		(5,368)

Other Income & Expense
Note Foregiveness			-

Net loss			$ 15,240.00		($5,368.00)

Basic and Diluted Earnings Loss $
per Share			$ 0.00		$ 0.00

Weighted average shares - basic
and diluted		114,948,609			113,886,000

EXTRACT PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS

	For the Qtr Ended Sept 30	For the Qtr Ended Sept 30
	2017	2016

OPERATING ACTIVITIES

Net Loss	(15,240.00)	(5,368.00)

Adjustments to reconcile net loss
to cash
used in operating activities:
Common stock issued for services	208	-
Foregiveness of loan due to
shareholder	-	-
Changes in operating assets and
liabilities
Accrued Liabilities	-	-368
Net cash used in operating
activities	(15,032)	(5,000)

FINANCING ACTIVITIES
Proceeds of loans from shareholders	15,032	5,368
Net cash from financing activities	15,032	5,368

Net change in cash	0	0

Cash at beginning of year	0	0

Cash at end of year	$ 0.00	$ 0.00

 EXTRACT PHARMACEUTICALS, INC.

(FKA Pacific Media Group Enterprises, Inc.)

Notes to Financial Statements

September 30, 2017

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

Management is currently working on obtaining IP that furthers the use of chewing gum as a medicinal delivery system. At this preliminary stage, we foresee economic applicability for use of chewing gum for antihistamines, vitamins, painkillers, and any other kind of common ailments.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("US GAAP"),  and include all the notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements were been included.

b. USE OF ESTIMATES

The preparation of financial  statements in conformity  with US GAAP requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

c. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Accounting Standards Codification (“ASC”) topic 260, “Earnings Per Share” for the periods presented.  Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share was not  presented because there are no dilutive items.  Diluted earnings (loss) per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

d. CASH and CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with initiated  maturity of three  months or less are  considered  cash equivalents.  The Company had no cash equivalents as of September 30, 2017.

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

f.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2017 and June 30, 2017 an allowance for doubtful accounts was not considered necessary as there were no accounts receivable.

g. SHARE-BASED COMPENSATION

ASC topic 718 “Stock Compensation” requires the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees.  The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted the codification upon its creation and will expense share based costs in the period incurred.

h. INCOME TAXES

Income taxes are provided in accordance with Section 740-10-30 of the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with US GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2017 the Company did not have significant cash or other material assets, nor did it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The Company’s officers and directors have committed to advancing certain operating costs of the Company.

While the Company believes it will be able to generate sufficient revenues and/or raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. STOCKHOLDERS' EQUITY

As of September 30, 2017, the authorized share capital of the Company consists of 300,000,000 shares of common stock  and 20,000,000  shares of preferred  stock with $0.0001 par value.

COMMON STOCK:  The Company's first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the distribution of 2,500,000 warrants in the Company to all administrative creditors of PSD, with these creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at  $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at   $8.00.  All warrants are exercisable at any time prior to August 30, 2019. As of the date of this report, no warrants have been exercised.

On June 1, 2014 the Company issued 1,520,000 common shares for services at par value, $0.0001 per share for $152. On April 1, 2016 the Company issued 9,000 common shares for services related to mobile app programming and development valued at $1.00 per share for $9,000.

As a result of these issuances there were 2,109,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at September 30, 2017.

Stock Split – On April 5, 2017, the Company’ s Board of Directors declared a 54:1 forward stock split of all outstanding shares of common stock. The stock split was approved by FINRA on July 25, 2017. The effect of the stock split increased the number of shares of common stock outstanding from 2,109,000 to 113,886,000. All common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the stock split for all periods presented prior to July 25, 2017. The total number of authorized common shares and the par value thereof was not changed by the split.

On August 14th, 2017, the Company issued 1,080,000 restricted shares to SCI INC., a Consulting Firm, based upon a Consulting Agreement between the parties. SCI Inc. is actively engaged with prospective similar private companies who are looking to work with public companies in the nutraceutical sphere.

On August 14th, 2017, the Company issued 1,000,000 restricted affiliate shares to its Director Peter Maddocks per the terms of his employment agreement with the company as compensation for his services.

PREFERRED STOCK: As of September 30, 2017 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had no revenues and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

On June 1, 2014, the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. At various dates between April 1, 2016 and March 30, 2017 the Company issued various Notes totaling $23,492 to a former officer. On April 5, 2017 all of these Notes were cancelled. On June 29, 2017 a Note for $5,375 was issued to a Shareholder. This Note is non-interest bearing and has no fixed term but is callable by the lender at any time. The company issued a further note for $15, 032 to the shareholder for continued operational expenses support

The Company utilizes an office space of approximately 100 square feet in the residence of the Company’s CEO, which is provided at no cost by the CEO. The value of the space is immaterial. The space is believed to be adequate for the Company’s needs at this time.

NOTE 7. SUBSEQUENT EVENTS

None.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2017.

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

BUSINESS AND PLAN OF OPERATION

Extract Pharmaceuticals, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business;  and (2) issue shares  of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares… publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.” The Company entered the mobile app business and became a reporting issuer in partial fulfillment of that commitment to the court and creditors. Subsequent to September 30, 2017 the name of the corporation and its business direction changed to its current form. Because of the long lead time to first revenues and the high cost of marketing the app, the Company made a business decision on April 10, 2017 to Amend its Certificate of Incorporation with the Secretary of State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Extract Pharmaceuticals Inc. The Company also left the mobile app development business and began development of products based on chewing gum delivery of legal medicinal cannabinoid oils.The Company intends to identify and acquire patents and IPs that further its aim to provide medical solutions to a great number of everyday ailments using medicated (functional) chewing gum instead of pills as a drug delivery method.

Management is currently working on obtaining IP that furthers the use of chewing gum as a medicinal delivery system. At this preliminary stage, we foresee economic applicability for use of chewing gum for antihistamines, vitamins, painkillers, and any other kind of common ailments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017 we had assets of $0 and we had liabilities of $21,607 and an accumulated deficit of $31,025. Our only expenses in the three months and nine months periods ended

September 30, 2017 were for professional, general, and administrative expenses. For the three months ended September 30, 2017 these totaled $15,240. We had no revenues during the period.We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the 2nd quarter of 2018. Until then we will continue to depend upon loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses for its SEC registration and status as a reporting issuer. During the previous quarter, the Company’s efforts were devoted to developing a chewing gum product for the delivery of medicinal cannabis oils. While the Company has been in continuing discussions with a potential partner, no formal agreements have been executed to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has little cash and its proposed products are still in development and therefore generate no revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses. The accompanying financial statements are presented under accounting principles generally accepted in the United States of America (“US GAAP”).

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Principal Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting was not effective during the three and nine months ended September 30, 2017 and 2016 at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in US GAAP. We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2017

EXTRACT PHARMACEUTICALS, INC.

                                   By: /s/ Peter E. Maddocks

                                       _________________________________

                                       Peter E. Maddocks

                                       President, CEO, CFO, and Director