Form 10-Q
period 2017-12-31
Pacific Media Group Enterprises, Inc.
filed 2018-02-15
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31st, 2017

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-55489

___________________________________________________

TOKEN COMMUNITIES LTD.

(Exact name of registrant as specified in its charter)

___________________________________________________

EXTRACT PHARMACEUTICALS, INC.

(Former Name)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#3 Bethesda Metro Center, Suite 700 Bethesda, Maryland 20814
(Address of principal executive offices)

(858) 945-8876

(Registrant’s telephone number, including area code)

_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No  ☒

As of February 14th, 2018, the registrant had 116,466,000 shares of its Common Stock, $0.0001 par value, outstanding.

TOKEN COMMUNITIES LTD .

FORM 10-Q

December 31, 2017

2

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

TOKEN COMMUNITIES LTD .

Consolidated Balance Sheet

See accompanying notes to consolidated financial statements.

TOKEN COMMUNITIES LTD . BALANCE SHEET
Form Type: 10-Q
Period End: Dec 31, 2017

TOKEN COMMUNITIES LTD
BALANCE SHEETS

ASSETS
	December 31, 2017	June 30, 2017
	(Unaudited)
Current Assets

Cash	0	-
Total Current Assets	0	-

Total Assets	0	-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	3,700	1,200
Total Current Liabilities	3,700	1,200
Long Term Liabilities
Notes Payable	23,407	5,375
Total Long Term Liabilities	23,407	5,375
Total Liabilities	27,107	6,575
,
Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000
shares
authorized; no shares issued or outstanding	-	0
Common stock, $0.0001 par value, 300,000,000
shares
authorized; 113,886,000 shares issued and
outstanding	11,389	11,389
Additional paid-in capital	-2,179	-2,179
Accumulated deficit	-36,317	-15,785

Total stockholders' equity (deficit)	-27,107	-6,575

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	0	0

See accompanying notes to consolidated financial statements.

TOKEN COMMUNITIES LTD
INCOME_STATEMENT
Form Type: 10-Q
Period End: Dec 31, 2017

TOKEN COMMUNITIES LTD .
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended Months Ended
	Dec. 31, 2017	Dec. 31, 2016	Dec. 31,2017	Dec. 31	2016

Revenue	$ -	$ -	$ -		$-
Total Revenue	-	-	-		-

Expenses
General & Admin. Expenses	5,500	15,724	20,740		21,092
Other Operating Expenses	-	0	0
Total Expenses	-5,500	-15,724	-20,740		-21,092

Net (Loss)	-5,500	-15,724	-20,740		-21,092

Basic and Diluted Earnings
(Loss) per Share	-0.01	-0.01	-0.01		-0.01

4

 TOKEN COMMUNITIES LTD.

Consolidated Statements of Cash Flows

 ( Unaudited )

See accompanying notes to consolidated financial statements.

TOKEN COMMUNITIES LTD
CASH_FLOW
Form Type: 10-Q
Period End: Dec 31, 2017

TOKEN COMMUNITIES LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	Dec. 31, 2017	Dec. 31, 2016

OPERATING ACTIVITIES

Net (Loss)	$ -20,740	$ -21,092

Adjustments to reconcile net loss to cash
flows used in by operating activities:
Common stock issued for services	208	0
Changes in operating assets and liabilities

Accrued Liabilities	2,500	1,774
Net cash used in operating activities	-18,032	-19,318

FINANCING ACTIVITIES
Proceeds of loan from officer	18,032	19,318
Net cash from financing activities	18,032	19,318

Net change in cash	0	0

Cash at beginning of period	0	500

	$ $
Cash at end of period	0	500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

Notes to Consolidated Financial Statements (unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc.

Token Communities Ltd.. (“the Company”) is a US based development stage company that is in the process of acquiring certain intellectual Property (“IP”) for chewing gum as a medical delivery system for several ailments.

Management is currently working on obtaining IP that furthers the use of chewing gum as a medicinal delivery system. At this preliminary stage, we foresee economic applicability for use of chewing gum for antihistamines, vitamins, painkillers, and any other kind of common ailments.

Recently, management has been in extensive discussions with Token Communities Ltd., a cryptocurrency holding company regarding possible terms of acquisition. These discussions while extensive, have not yet progressed to a definitive agreement, though this is anticipated during the next quarter.

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q. Accordingly, they do not include all of the information and footnotes required in annual financial statements. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows. The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with our 2017 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 20th, 2017.

6

Going Concern

The accompanying unaudited financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $5,500for the Three months ended December 31st, 2017 and has incurred cumulative losses since inception of $36,317.

The ability of the Company to continue as a going concern is dependent upon its abilities to generate revenues, to continue to raise investment capital, and develop and implement its business plan. No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. No assurance can be given that the Company will be successful in these efforts.

Revenues

Revenue is recognized when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered or services have been rendered; the fee is fixed and determinable; and collectability is probable.

Note 2 – Related Party Transactions

On June 1, 2014, the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. At various dates between April 1, 2016 and March 30, 2017 the Company issued various Notes totaling $23,492 to a former officer. On April 5, 2017 all of these Notes were cancelled. On June 29, 2017 a Note for $5,375 was issued to a Shareholder. This Note is non-interest bearing and has no fixed term but is callable by the lender at any time. The company issued a further note $23,407 to the shareholder for continued operational expenses support

The Company utilizes an office space of approximately 100 square feet in the residence of the Company’s CEO, which is provided at no cost by the CEO. The value of the space is immaterial. The space is believed to be adequate for the Company’s needs at this time.

Note 3 –Stockholders’ Equity (Deficit)

Authorized Shares

As of December 31, 2017, the authorized share capital of the Company consists of 300,000,000 shares of common stock and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Common Stock

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

As a result of these issuances there were 2,109,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2017.

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

Note 4 – Commitments and Contingencies

None.

Note 5 – Subsequent Events

On January 26th, 2018, the Company formally changed its name to Token Communities, Ltd. The Company has submitted its request to Finra to formally change its name and ticker symbol, said filing is under review as of the date of this filing. An 8K shall ensue upon Finra approval.

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc.

Token Communities Ltd. (“the Company”) is a US-based development stage company that is in the process of acquiring certain Intellectual Property (“IP”) for chewing gum as a medicinal delivery system for several ailments.

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

Plan of Operation

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

BUSINESS AND PLAN OF OPERATION

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business;  and (2) issue shares  of  its  common  stock  to  PSD's  creditors “in order to enhance the

Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares… publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.” The Company entered the mobile app business and became a reporting issuer in partial fulfillment of that commitment to the court and creditors. Subsequent to December 31, 2017 the name of the corporation and its business direction changed to its current form. Because of the long lead time to first revenues and the high cost of marketing the app, the Company made a business decision on April 10, 2017 to Amend its Certificate of Incorporation with the Secretary of State of Delaware, changing its name from Pacific Media Group Enterprises Inc. to Token Communities Ltd. The Company also left the mobile app development business and began development of products based on chewing gum delivery of legal medicinal cannabinoid oils. The Company intends to identify and acquire patents and IPs that further its aim to provide medical solutions to a great number of everyday ailments using medicated (functional) chewing gum instead of pills as a drug delivery method.

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

Revenues

 We had no revenue for the three months ended December 31, 2017.

Operating Expenses

For the three months ended December 31, 2017, our total operating expenses were $5,500 compared to $15,724 for the three months ended December 31, 2016, resulting in a decrease of $10,224.For the 6months ended December 31, 2017 $20,740 and 6 months ended December 31 2016, $21,092.  The decrease is attributable to decreases in general and administrative expenses.

11

Liquidity and Capital Resources

Overview

As of December 31, 2017, the Company had no cash. Without the continuing support of a shareholder we do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next 12 months of operations. We estimate these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses.

Liquidity and Capital Resources during the Three Months Ended December 31, 2017 compared to the Three Months ended September 30, 2017

As of December 31, 2017, we had assets of $0 and we had accrued liabilities of $3,700 and an accumulated deficit of $36,317. Our only expenses in the three months and six months periods ended December 31, 2017 were for professional, general, and administrative expenses. For the three months ended December 31, 2017 these totaled $5,500 and for the 6 months to December 31, 2017 totaling $20,740. We had no revenues during the period. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the 2nd quarter of 2018. Until then we will continue to depend upon loans to the Company to meet any costs that may occur. All such advances will be interest-free.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements as of and for the year ended June 30, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our unaudited financial statements were prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

12

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited consolidated financial statements for the year ended June 30, 2017, included in our Annual Report on Form10-K as filed on September 29th, 2017, for a discussion of our critical accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of

Regulation S-K.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company or our common stock in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information, Subsequent Events.

On January 26th, 2018 the Company changed its name to “Token Communities Ltd.” with the state of Delaware. The application for this name change is currently pending before FINRA, and an 8k shall be filed upon its acceptance of this name change.

Item 6.  Exhibits

Exhibit 31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15th, 2017	By: /s/ Peter Maddocks
Peter Maddocks, Chief Executive Officer; Chief Financial Officer