Form 10-Q
period 2018-03-31
TOKEN COMMUNITIES LTD.
filed 2018-05-21
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

⌧     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st, 2018

OR

□      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 717-7745

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

Yes  ⌧  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ⌧  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes □  No  ⌧

As of May 15th, 2018, the registrant had 97,200,000 shares of its Common Stock, $0.0001 par value, outstanding.

TOKEN COMMUNITIES LTD.

FORM 10-Q

March 31, 2018

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

TOKEN COMMUNITIES LTD
BALANCE SHEETS

ASSETS
	March 31, 2018	June 30, 2017
	(Unaudited)
Current Assets
Cash	$ -	$ -
Total Current Assets	-	-
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts Payable	$ -	$ -
Total Current Liabilities	3,700	1,200
Long Term Liabilities		-
Notes Payable	53,407	5,375
Total Long Term Liabilities	53,407	5,375
Total Liabilities	57,107	6,575

Stockholders' (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares
authorized; 116,466,000 shares issued and outstanding	11,647	11,389
Additional paid-in capital	(2,437)	(2,179)
Accumulated deficit	66,317	15,785

Total stockholders' (deficit)	57,107	(6,575)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ -	$ -

See accompanying notes to consolidated financial statements.

TOKEN COMMUNITIES LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2018	2018	2018	2018

Revenue	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-

Expenses
General & Admin. Expenses	30,000	1,400	50,740	22,492
Other Operating Expenses	-	-	-	-
Total Expenses	30,000	1,400	50,740	22,492

Net (Loss)	$ (30,000)	$ (1,400)	$ (50,740)	$ (22,492)

Basic and Diluted Earnings
(Loss) per Share	$ -	$ -	$ -	$ -

Weighted average shares - basic
and diluted	115,015,336	113,886,000	115,015,336	113,886,000

See accompanying notes to consolidated financial statements.

TOKEN COMMUNITIES LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:

Net (Loss)	$ (50,740)	$ (22,492)

Adjustments to reconcile net loss to
cash
flows provided by operating
activities:
Common stock issued for services	258	-
Changes in operating assets and
liabilities
Accrued Liabilities	2,500	-
Net cash used in operating
activities	(47,982)	(22,492)

Cash Flows from Investing Activities
Purchase property plant and equipment	-	-
Cash Flows Used In Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds of loan from officer	47,982	22,492
Cash Flows Provided By Financing Activities	47,982	22,492

Net (Decrease) Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents at Beginning of Period	-	500
Cash and Cash Equivalents at End of Period	$ -	$ 500

Supplemental Cashflow Information:
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

See accompanying notes to consolidated financial statements.

 Token Communities Ltd

Notes to Financial statements

March 31, 2018 (unaudited)

Note 1– Nature of Business, Presentation and Going Concern

Organization

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.

Token Communities Ltd. (“the Company”) is a US based development stage company that researches and creates white paper analysis for companies regarding block chain technology.

On February 26th, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC., a Gibraltar company, as noted in the 8K filed with the SEC the same date.  Under the terms of the Agreement, the majority shareholder returned 19,266,000 common shares to treasury, and at closing 100% of the issued and outstanding shares of Token Communities PLC, comprised of 500,000,000 ordinary shares will be acquired by the Company, in exchange for 172,820,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the shareholders of Token Communities PLC the majority shareholders of the company, as well as the Company’s wholly owned subsidiary. Per the Agreement between the parties closing shall be deemed to occur upon presentation of the fully audited financials of Token Communities PLC, which is expected before the end of May 2018.

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

Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $30,000 for the three months ended March 31, 2018 and has incurred cumulative losses since inception of $66,317.

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

Note 2 – Related Party Transactions

On June 1, 2014, the Company issued 1,520,000 shares of common stock in a private placement for services valued at par value of $0.0001 per share. Of these shares, 20,000 were issued to the former CEO and director of the Company and 1,500,000 were issued to the current CEO and director of the Company. At various dates between April 1, 2016 and March 30, 2017 the Company issued various Notes totaling $23,492 to a former officer. On April 5, 2017 all of these Notes were cancelled. On June 29, 2017 a Note for $5,375 was issued to a Shareholder. This Note is non-interest bearing and has no fixed term but is callable by the lender at any time. From June 2017 to March 2018 the company issued a further note $42,607 to the shareholder ( Trends Mergers and Acquisitions and Mergers LLC ) for continued operational expenses support

The Company utilizes an office space of approximately 100 square feet in the residence of the Company’s CEO, which is provided at no cost by the CEO. The value of the space is immaterial. The space is believed to be adequate for the Company’s needs at this time.

Note 3 –Stockholders’ Equity (Deficit)

Authorized Shares

As of March 31, 2018, the authorized share capital of the Company consists of 300,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

As a result of these issuances there were 2,109,000 common shares issued and outstanding, and a total of 2,500,000 warrants to acquire common shares issued and outstanding, at March 31, 2018.

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

None.

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

Token Communities Ltd. (“the Company”) is a US-based development stage company that via the Acquisition and Share Exchange Agreement noted supra has entered into the blockchain technology sector and will researches and creates white paper analysis for companies regarding blockchain technology.

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

BUSINESS AND PLAN OF OPERATION

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business; and (2) issue shares  of  its  common  stock  to  PSD's  creditors “in order to enhance the Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.”

The Company’s plan of operation is to be a holding vehicle that is able to source and incubate as well as manage potential funding of companies with a particular focus on blockchain technologies while advising and assisting clients with the technical development of Token Generation Events (TGEs).

At a very high level, the blockchain is a decentralized ledger, or list, of all transactions across a peer-to-peer network. This is the technology that is already revolutionizing a wide variety of business processes including the banking system. Additionally, the company plans on utilizing its technical expertise in the area of smart contracts. Smart contracts are pieces of self-executing code which can be programmed into particular blockchains known as a smart contract platform. In the same way that code can confirm an asset was transferred from A to B, it is also able to confirm that the asset will be transferred somewhere else once certain conditions are met. The platform however, will have a variety of accessible applications (decentralized applications or DApps).

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

Revenues

 We had no revenue for the three months ended March 31, 2018.

Operating Expenses

For the three months ended March 31, 2018, our total operating expenses were $30,000 compared to $1,400 for the three months ended March 31, 2017, resulting in an increase of $28,600. The decrease is attributable to decreases in general and administrative expenses. For the 9 months to March 31, 2018 were $50,740 and the 9 Months to 31, 2017 stood at $22,492, an increase of $28,248.

 Liquidity and Capital Resources

Overview

As of March 31, 2018, the Company had no cash. Without the continuing support of a shareholder we do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next 12 months of operations. We estimate these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees, research and development expenses.

Liquidity and Capital Resources during the Three Months Ended March 31, 2018 compared to the Three Months ended December 31, 2017

As of March 31, 2018, we had assets of $0 and we had accrued liabilities of $3,700 and an accumulated deficit of $66,317. Our only expenses in the three months and six months periods ended March 31, 2018 were for professional, general, and administrative expenses. For the three months ended March 31, 2018 these totaled $30,000. These expenses for 9 months to 31 March 2018 $50,740. We had no revenues during the period. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the 2nd quarter of 2018. Until then we will continue to depend upon loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included an explanatory paragraph in their report on the audited financial statements as of and for the year ended December 31, 2017 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements were prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

None.

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

Date: May 21, 2018	By: /s/ Peter Maddocks
Peter Maddocks, Chief Financial Officer