Form 10-K
period 2018-06-30
TOKEN COMMUNITIES LTD.
filed 2019-03-07
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED: June 30, 2018

COMMISSION FILE NUMBER: 000-55489

TOKEN COMMUNITIES LTD.

(Exact name of registrant as specified in its charter)

Delaware 81-3709511

(State of Incorporation) (Employer Identification Number)

#3 Bethesda Metro Center Suite 700

Bethesda, Md 20814

Tel: (310) 717-7745

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

Yes  / /        No  /X/

The number of Registrant’ s shares of common stock, $0.0001 par value, outstanding as of January 30, 2019 was 270,000,000.

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

·	the availability and adequacy of capital to support and grow our business;
·	economic, competitive, business and other conditions in our local and regional markets;
·	actions taken or not taken by others, including competitors, as well as legislative, regulatory bodies
·	competition in our industry;
·	Changes in our business and growth strategy, capital improvements or development plans;
·	the availability of additional capital to support development; and
·	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.

Token Communities Ltd. (“the Company”) is a US based late stage development company that researches and creates white paper analysis for companies regarding block chain technology.

On February 26th, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC., a Gibraltar company, as noted in the 8K filed with the SEC the same date.  Under the terms of the Agreement, the majority shareholder returned 19,266,000 common shares to treasury, and at closing 100% of the issued and outstanding shares of Token Communities PLC, comprised of 500,000,000 ordinary shares which were acquired by the Company, in exchange for 172,820,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the shareholders of Token Communities PLC the majority shareholders of the company, as well as the Company’s wholly owned subsidiary.

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

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors and are entitled to share pro-rata in all of our available assets for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs.

The late filing of the accounts resulted in one market maker in the Company’s common stock to cease acting in that role. They were replaced but a consequence of that is a small number of shares being traded in a market with very low activity. The Company is in the latter stages of raising start up capital to fund its business plan and consequently has to date limited the number of shares available to be publicly traded. Likewise it has also not begun actively promoting its activities until material initial funding has been raised as the first part of the Company’s longer term strategy. The resulting “thin-trading” meant low volume trades have disproportionately influenced the publicly traded common stock price. The stock has traded with a variation from $0.1 to $9.8 resulting in large intraday and closing swings in prices at which the common stock was bought and sold.

Our common stock is quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) under the symbol “TKCM”. As of December 31st, 2018, the Company’s common stock was valued at $1.60 and was held by 92 shareholders of record, which does not include shares held in street or nominee name. The common stock as at February 19th, 2019 was valued at $2.00.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Island Stock Transfer, 15500 Roosevelt Blvd, Suite 301, Clearwater, Florida 33760; Telephone (727) 289-0010

On June 30, 2018, the shareholders' list of our shares of common stock showed 92 registered holders of our shares of common stock and 270,000,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may” “should” “potential” “continue” “expects” “anticipates” “intends” “plans” “believes” “estimates” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Emerging Growth Company - We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

•Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

•The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

•Compliance with new or revised accounting standards until those standards are applicable to private companies;

•The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

•Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Business and Plan of Operation

Token Communities Ltd. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014 under the name Pacific Media Group Enterprises, Inc. The Company was established as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD operating as an in-house advertising agency to plan and create advertising and media planning and buying for its parent, PSD.  Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the advertising business; and (2) issue shares of its common stock to PSD's creditors “in order to enhance the Debtor’s distribution to its Creditors.” Management of PSD “agreed to use its best efforts to develop an active business within [the Company] and to have the shares … publicly traded on the Over-The-Counter Bulletin Board market in order to provide an opportunity for liquidity to the Creditors.” The Company entered the mobile app business and became a reporting issuer in partial fulfillment of that commitment to the court and creditors.

On February 26th, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC., a Gibraltar company, as noted in the 8K filed with the SEC the same date.  Under the terms of the Agreement, the majority shareholder returned 19,266,000 common shares to treasury, and at closing 100% of the issued and outstanding shares of Token Communities PLC, comprised of 500,000,000 ordinary shares will be acquired by the Company, for 172,820,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the shareholders of Token Communities PLC the majority shareholders of the company, as well as the Company’s wholly owned subsidiary. Per the Agreement between the parties closing shall be deemed to occur upon presentation of the fully audited financials of Token Communities PLC, which is expected before the end of May 2018.

The Company’s plan of operation is to be a holding vehicle that is able to source and incubate as well as manage potential funding of companies with a particular focus on blockchain technologies while advising and assisting clients with the technical development of Token Generation Events (TGEs).

At a high level, blockchain is a decentralized ledger, or list, of all transactions across a peer-to-peer network. This is the technology that is revolutionizing a wide variety of business processes including the banking system. Additionally, the Company plans on utilizing its technical expertise in smart contracts. Smart contracts are pieces of self-executing code which can be programmed into particular blockchains known as a smart contract platform. In the same way that code can confirm an asset was transferred from A to B, it can confirm that the asset will be transferred somewhere else once certain conditions are met. The platform however, will have a variety of accessible applications (decentralized applications or DApps).

Liquidity and Capital Resources

As of June 30, 2018, we had assets of $459,778 and liabilities of $3,947,637 and an accumulated deficit of $3,695,864. Our expenses in the period from inception (October 13th, 2017) to June 30, 2018 for professional, general, and administrative expenses totaled $729,563. Research and development expenses totaled $298,686. We had revenues during the period of $510,879. Total current liabilities at June 30, 2018 of $3,947,637 were for accounts payable, accrued expenses, deferred revenue and derivative liability. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, until at least the fourth quarter of 2019. Once the Company’s filings become current certain investors and their advisors have proposed to subscribe for the company’s common stock and warrants, which will start to capitalize the company to enable it to fulfil its business plan. On that basis the Company anticipates continuing operating expenses to be covered by corresponding revenues in the second half of 2019.

Results of Operations

The Company now has stable income from operations, however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. During the last quarter of the period ended June 30, 2018 the Company’s efforts were devoted to incubating as well as managing potential funding of companies with a particular focus on blockchain technologies while advising and assisting clients with the technical development of Token Generation Events (TGEs).

Limited Operating History; Need for additional Capital

There is no historical financial information about us upon which to evaluate our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of an enterprise of this type, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Future financing through equity investments is likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally, and the fact that we have had limited revenue to date, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenue from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

There is no assurance that we will be able to obtain financing on terms satisfactory to us, or at all. We do not have any arrangements in place for any future financing. If we are unable to secure additional funding, we may cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Year ended June 30, 2018

As of February 26th, 2018, the Company has changed its course of business from the mobile app development business to researching and creating white paper analysis for companies regarding block chain technology. Previous business ventures were discontinued after this point.

Revenues

The Company had minimal revenue for the period ended June 30, 2018. In the period ended June 30, 2018 the Company has changed its course of business to researching and writing white paper analysis for companies regarding block chain technology.

Operating and Other Expenses

For the period ended June 30, 2018 our total operating expenses were $1,028,249. The increase is attributable mainly to increases in general and administrative expenses and research and development costs.

The Company shared rented office space in London with a related company, London Mining Finance Limited, on a 50-50 basis. The use of this office space ended in July 2018. There is currently a dispute with the landlord for the amount the Company still owes. The landlord is withholding the deposit while the dispute continues. This is being dealt with by accounting for the amount claimed by the landlord and for the Company’s share of the rent. The total amount expensed to June 30, 2018 is: $59,096 rent share, plus $72,897 retained for the deposit with a further $12,678 to be released to the profit and loss for the three weeks to September 30, 2018, representing the Company’s 50% rent share during July 2018.

The comprehensive loss for the period ended June 30, 2018 was $351,913.

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

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Token Communities Ltd.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Token Communities Ltd., and Subsidiary (“the Company”) as of June 30, 2018, and the related statements of operations, stockholders’ deficit, and cash flow for the period from inception (October 13, 2017) to June 30, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018, and the result of its operations and cash flow for the period from inception (October 13, 2017 to June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a stockholders’ deficit of $3,487,859 at June 30, 2018 and has incurred recurring losses from operations. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have served as the Company’s auditor since 2018.

Los Angeles, California

March 1, 2019

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of June 30, 2018

June 30, 2018
ASSETS

Assets
Current Assets:
Cash and equivalents	$ 312
Accounts receivable, net	250,914
Prepaid expenses and other current assets	17,630
Deposits	171,942
Total current assets	440,798

Other assets	18,980
TOTAL ASSETS	$ 459,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$ 427,883
Accrued expenses	215,351
Due to related parties	125,909
Derivative liability	3,178,494
Total current liabilities	3,947,637

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $.0001 par value; 300,000,000 shares authorized;
270,000,000 shares issued and outstanding	27,000
Additional paid-in capital	175,594
Other comprehensive income	5,411
Accumulated deficit	(3,695,864)
Total stockholders' deficit	(3,487,859)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 459,778

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Period from Inception (October 13, 2017) to June 30, 2018

Revenue	$510,879

Operating expenses:
General and administrative expenses	729,563
Research and development	298,686
Total operating expenses	1,028,249

Loss from operations	(517,370)

Other income
Change in fair value of derivative liability	160,046

Loss before provision for income tax	(357,324)

Provision for income tax	0

Net loss	$(357,324)

Comprehensive loss:
Net loss	$(357,324)
Foreign currency translation gain	5,411
Comprehensive loss:	$(351,913)

Weighted average common shares outstanding - basic and diluted	187,826,538

Loss per common share - basic and diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from Inception (October 13, 2017) to June 30, 2018

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit

Inception, October 13, 2017	-	$-	$-	$-	$-	$-

Common stock issued to founders for services	168,750,000	16,875	36,396	-	-	53,271
Common stock sold to investors	4,050,000	405	206,025	-	-	206,430
Shares issued on recapitalization	97,200,000	9,720	(66,827)	-	-	(57,107)
Fair value of derivative liability	-	-		-	(3,338,540)	(3,338,540)
Foreign currency translation gain	-	-		5,411	-	5,411
Net loss	-	-	-	-	(357,324)	(357,324)

Balance, September 30, 2018	270,000,000	$27,000	$175,594	$5,411	$(3,695,864)	$(3,487,859)

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from Inception (October 13, 2017) to June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(357,324)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	53,271
Change in fair value of derivative liability	(160,046)
Changes in operating assets and liabilities:
Accounts receivable	(258,381)
Prepaid expenses and other current assets	(18,155)
Deposits	(177,059)
Accounts payable	440,616
Accrued expenses	217,950
Net cash used in operating activities	(259,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	(19,544)
Net cash used in investing activities	(19,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	74,660
Proceeds from sale of common stock	206,430
Net cash provided by financing activities	281,090

Effect of exchange rate changes on cash and equivalents	(2,106)

NET INCREASE IN CASH AND EQUIVALENTS	312

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-

CASH AND EQUIVALENTS, END OF PERIOD	$312

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited") was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Articles, changing its name to Token Communities Ltd.  The Company is a development stage company that researches and creates white paper analysis for companies regarding block chain technology.

Token Communities PLC (“PLC”) was incorporated in Gibraltar on October 13, 2017. PLC is a Gibraltar Financial Advisory firm which specializes in Blockchain, Artificial Intelligence and Fin-Tech investment in incubating as well as advising and managing qualified companies in the blockchain and distributed ledger technologies arena, including smart contracts, TGEs, DApps, and more. Advisement comprises the authoring of industry standard White Papers, technical aspects, design and implementation of market strategies, business appraisal and more. All potential clients are vetted and Anti-Money Laundering / Know-Your-Customer approved. The Company is also developing its own software technology with its dedicated team of developers.

On February 26, 2018, the Company entered into an Acquisition and Share Exchange Agreement with PLC.  Under the Agreement, the Company’s majority shareholder returned 19,266,000 common shares to treasury, and at closing 100% of the issued and outstanding shares of PLC were acquired by the Company, for 172,800,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the stockholders of PLC the majority stockholders of the Company. The transaction closed on May 18, 2018.  This transaction was accounted for as a reverse acquisition under the purchase method of accounting since PLC obtained control of Limited. Accordingly, the merger of PLC into Limited was recorded as a recapitalization of PLC, PLC being treated as the continuing entity. The transaction was treated as a recapitalization and not as a business combination. Limited had 116,466,000 shares outstanding prior to the merger. At the time of the merger, Limited’s principal stockholder surrendered 19,266,000 shares, which were cancelled.  After the merger the total number of Limited shares outstanding was 270,000,000.

The historical financial statements presented are the financial statements of PLC. The merger agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the merger, the net liabilities of the legal acquirer, Limited, were $57,107.

The combined entities are referred to hereafter as the “Company.”

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $3,487,859 at June 30, 2018 and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

The accounts of Limited are maintained in USD and the accounts of PLC are maintained in GBP. The accounts of PLC are translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the GBP as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the periods.

Period end: GBP to USD exchange rate	$1.3206
Average period: GBP to USD exchange rate	$1.3599

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of CFS in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the CFS and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying CFS include the accounts of Limited and its wholly-owned Subsidiary, PLC. All significant intercompany transactions and balances were eliminated in consolidation.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of June 30, 2018, the allowance for uncollectible accounts receivable was $0.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30,2018, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, trust liability and advances, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of June 30, 2018, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at June 30, 2018. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

At June 30, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2018
Description	June 30, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - warrants	$3,178,494	$-	3,178,494	-

Total	$3,178,494	$-	$3,178,494	$-

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from advisory fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

•executed contract(s) with our customer(s) that we believe is legally enforceable;

•identification of performance obligation in the respective contract;

•determination of the transaction price for each performance obligation in the respective contract;

•allocation of the transaction price to each performance obligation; and

•recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s only revenue category, are summarized below:

•Advisory fees and related services – the Company charges advisory fees for a suite of one to two dozen services that include advising on where to establish a corporation, establishing the corporation (often Gibraltar or Malta), writing white paper, setting up website, making videos or animations describing the company and its business, engaging in public relations, and introducing potential investors.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Basic and Diluted Earnings (loss) Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during any of the periods presented in these financial statements.

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $8,898 at June 30, 2018 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on the Company’s CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s CFS.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s CFS.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU on October 13, 2017 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s CFS.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2018, through the date which the CFS were issued. Based upon the review, other than described in Note 7– Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Note 3 – Stockholders’ Equity

As of June 30, 2018, the authorized share capital of the Company consists of 300,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Prior to the merger transaction described in Note 1, the Company had 116,466,000 shares of common stock outstanding. At the time of the merger, a principal shareholder surrendered 19,266,000 shares of common stock, which were cancelled. Also at the time of the merger, 172,800,000 shares of common stock were issued for all of the issued and outstanding shares of PLC.  The total shares outstanding at June 30, 2018 was 270,000,000. See Note 1 above.

Prior to the merger transaction, the Company had 135,000,000 warrants outstanding consisting of 27,000,000 "A Warrants" each convertible into one share of common stock at $0.074; 27,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $0.093; 27,000,000 "C  Warrants" each convertible into one share of common stock at $0.111; 27,000,000 "D Warrants" each convertible into one share of common stock at $0.129; and 27,000,000 "E Warrants" each convertible into one share of common stock at $0.148. All warrants are still outstanding as of June 30, 2018 and are exercisable at any time prior to August 30, 2019.  See Note 7.

Following the reverse merger last year a number of warrants which had previously been issued have been under review by the Company to ensure their original terms and conditions were not out of synchronization with the business plans overall of the newly restructured company going forward. One warrant holder of A Class warrants requested the original terms of his warrants be amended to accommodate the anticipated rise in value execution of the business plan would be expected to have on the Company value. Increases in the warrant strike price benefits the Company as increased funds are raised and placed directly in the company upon the exercise of the warrant. Accordingly the

Company consented to vary the strike price on an increasing sliding scale from $1.05 to $2.00. Following a review post the recent share fluctuations management and the other warrant holders agreed it is in the best interests of the Company, stock and warrant holders that the remaining warrants are also amended to follow the precedent set in respect of the previously amended warrant conditions. With the exception of The A Class warrants already amended as detailed above the remaining warrants have been extended to expire on August 30, 2022. This was finalized on February 21, 2019.

Note 4- Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $125,909 June 30, 2018, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

Note 5 – Commitments and Contingencies

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on the Company’s CFS in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect the outcome of any matter pending against the Company is likely to have a material effect on the Company’s CFS.

Note 6 – Income Taxes

The Company’s subsidiary, PLC, is subject to the income tax laws of Gibraltar.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

Income tax expense for the period from inception (October 13, 2017) to June 30, 2018 is a follows:

Current taxes:
Federal	$-
State	-
Foreign	-
-
Deferred taxes:
Federal	-
State	-
Foreign	-
-

Total income tax expense	$-

A reconciliation of the differences between the effective and statutory income tax rates for the period from inception (October 13, 2017) to June 30, 2018 is a follows:

Inception (October 13, 2017) to June 30, 2018
	Gibraltar		United States		Total

Statutory tax rate		10.0%		34.0%

Pretax income (loss)	$(517,370)		$160,046		$(357,324)

Expected income tax expense (benefit)	(51,737)	-10.0%	54,416	-34.0%	2,679

Permanent differences	-	0.0%	(54,416)	34.0%	(54,416)
Change in valuation allowance	51,737	10.0%	-	0.0%	51,737
	$-	0.0%	$-	0.0%	$-	0.0%

At June 30, 2018, the significant components of the deferred tax assets are summarized below:

Deferred income tax asset		June 30, 2018
Net operating loss carryforwards	$	$ 65,664
Total deferred income tax asset		65,664
Less: valuation allowance		-65,664
Total deferred income tax asset		$-

The valuation allowance for the period from inception (October 13, 2017) to June 30, 2018 increased by $65,664. The increase in the valuation allowance was a result of the Company generating a net operating loss.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2018.

The Company has net operating loss carry-forwards of approximately $66,000 and $517,000 in the United States and Gibraltar, respectively. The net operating losses begin to expire in 2025.  The use of the net operating losses in the United States may be significantly limited due to Internal Revenue Code section 382.

Note 7 – Subsequent Events

On July 6, 2018 Token Communities PLC entered into a binding agreement to purchase 75% of new issued ordinary shares of i-Deal Corp Limited, which has developed a communication platform for Publicly Listed, Private companies and investors around the globe. i-Deal Corp Limited established the i-DX communication platform for companies and investors and has more than 2,000 diverse users. The i-DX platform has seen activity from more than 40 countries with placings of equity and debt across a broad range of industries including oil and gas, real estate, automotive, pharmaceuticals, beverages, software, mining, alternative energy, and financial services These users include listed and private companies, and blockchain companies; private and institutional investors; investment companies (angel investors and VCs); and P2P lending funds. The platform is also used by intermediaries representing multiple clients to reach international investors to enlarge their existing distribution network. i-Dx is exclusively a communication platform that matches and allows companies and potential investors to initially contact each other. i-Deal Corp Limited and i-DX does not transact, promote, advise, make recommendations, trade, bring about or earn commission on any financial transactions.

In order for the transaction to become effective it was acknowledged by both parties that Token Communities Limited needs to raise the required funding to finance the transaction. Both parties agreed that the longstop date for the first closing ($500,000) will take place by bank transfer no later than mid-March 2019. The following payments will be 90 days later (i.e. on or before May 31, 20219) as follows: $2,250,000 by way of bank transfer and $2,250,000 by the issue of 2,250,000 new shares in Token Communities Limited. As of the date of this release the transaction had not yet closed.

On February 19, 2019, the Company and the holders of 81,000,000 Warrants executed an Amendment and Modification Agreement, changing the warrant exercise prices from $0.074 to $0.148, to $1.90 for all classes of warrants it held. On the same day the Company and the holders of 43,200,000 warrants split equally between Class B, C, D and E (10,800,000 per class) executed an Amendment and Modification Agreement , changing the warrant exercise price to a phased strike price ranging between $1.05 and $2.00. Previously the holder of 10,800,000 “A Warrants” also entered into an amendment and modification agreement, changing the warrant strike price ranging from $1.05 to $2.00

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

Date: March 7, 2019	By: /s/ Peter Maddocks
Peter Maddocks, Chief Financial Officer