Form 10-Q
period 2018-09-30
TOKEN COMMUNITIES LTD.
filed 2020-09-25
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

Commission File No.
000-55688

Token Communities, Ltd.
(Name of small business issuer in its charter)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136-20 38th Avenue, Suite 9C

Flushing, NY 11354

(Address of principal executive offices)

(631) 397-1111

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 23, 2020, the Company had 2,015,406,000 outstanding shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of September 30, 2018

	September 30, 2018	June 30, 2018
		(audited)
ASSETS
Assets
Current Assets:
Cash and equivalents	$312	$312
Accounts receivable, net	8,252	250,914
Prepaid expenses and other current assets	9,555	17,630
Deposits	0	171,942
Total current assets	18,119	440,798

Other assets	19,817	18,980
TOTAL ASSETS	$37,936	$459,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$449,260	$427,883
Accrued expenses	101,507	215,351
Due to related parties	231,772	125,909
Derivative liability	2,735,955	3,178,494
Total current liabilities	3,518,494	3,947,637

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $.0001 par value; 300,000,000 shares authorized;270,000,000 shares issued and outstanding	27,000	27,000
Additional paid-in capital	175,594	175,594
Other comprehensive income	19,654	5,411
Accumulated deficit	(3,702,806)	(3,695,864)
Total stockholders’ deficit	(3,480,558)	(3,487,859)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,936	$459,778

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017

Revenue	$150,000	0

Operating expenses:
General and administrative expenses	539,481	0
Research and development	60,000	0
Total operating expenses	599,481	0

Loss from operations	(449,481)	0

Other income
Change in fair value of derivative liability	442,539	0

Loss before provision for income tax	(6,942)	0

Provision for income tax	0	0

Net loss	$(6,942)	0

Comprehensive loss:
Net loss	$(6,942)	0
Foreign currency translation gain	0	0
Comprehensive income (loss):	$(6,942)	0

Weighted average common shares outstanding - basic and diluted	270,000,000

Loss per common share - basic and diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from Inception (October 13, 2017) to September 30, 2018

	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit

Inception, October 13, 2017	-	$-	$-	$-	$-	$-

Common stock issued to founders for services	168,750,000	16,875	36,396	-	-	53,271
Common stock sold to investors	4,050,000	405	206,025	-	-	206,430
Shares issued on recapitalization	97,200,000	9,720	(66,827)	-	-	(57,107)
Fair value of derivative liability	-	-		-	(3,338,540)	(3,338,540)
Foreign currency translation gain	-	-		5,411	-	5,411
Net loss	-	-	-	-	(357,324)	(357,324)

Balance, June 30, 2018	270,000,000	$27,000	$175,594	$5,411	$(3,695,864)	$(3,487,859)
Foreign currency translation gain	-	-		14,243	-	14,243
Net loss	-	-	-	-	(6,942)	(6,942)

Balance, September 30, 2018	270,000,000	$27,000	$175,594	$19.654	$(3,702,806)	(3,480,558)

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three months ended September 30, 2018

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,942)	0
Adjustments to reconcile net loss to net cash used in operating activities:	(442,539)
Change in derivative liability
Changes in operating assets and liabilities:
Accounts receivable	242,662	0
Prepaid expenses and other current assets	8,075	0
Deposits	171,942	0
Accounts payable	21,377	0
Accrued expenses	(113,844)	0
Net cash used in operating activities	(119,269)	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	(837)	0
Net cash used in investing activities	(837)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	105,863	0
Proceeds from sale of common stock	0	0
Net cash provided by financing activities	105,863	0

Effect of exchange rate changes on cash and equivalents	14,243	0

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	0

CASH AND EQUIVALENTS, END OF PERIOD	$312	0

CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Articles, changing its name to Token Communities Ltd.  The Company researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki” (see discussion in Note 6 below).

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

Going Concern

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had an accumulated deficitkholders’ deficit of $3,702,806 at September 30, 2018 and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or increase revenues to generates sufficient positive cash flows from operations.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Period end: GBP to USD exchange rate	$1.3029
Average period: GBP to USD exchange rate	$1.3026

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the CFS and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying financial statements include the accounts of Limited and its wholly-owned Subsidiary, PLC. All significant intercompany transactions and balances were eliminated in consolidation.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of September 30, 2018, the allowance for uncollectible accounts receivable was $250,000.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30,2018, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of September 30, 2018, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at September 30, 2018. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2018, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2018
	September 30,	Using Fair Value Hierarchy
Description	2018	Level 1	Level 2	Level 3
Derivative liability - warrants	$2,735,955	$-	2,735,955	-

Total	$2,735,955	$-	$2,735,955	$-

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As   sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not   result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company made no adjustments to its previously reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from advisory fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

●	executed contract(s) with our customer(s) that we believe is legally enforceable;
●	identification of performance obligation in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation of the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s only revenue category, are summarized below:

●	Advisory fees and related services – the Company charges advisory fees for a suite of one to two dozen services that include advising on where to establish a corporation, establishing the corporation (often Gibraltar or Malta), writing white paper, setting up website, making videos or animations describing the company and its business, engaging in public relations, and introducing potential investors.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $19,654 at September 30, 2018 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15 , Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on the Company’s financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company adopted this ASU on October 13, 2017 and used the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying CFS. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2018, through the date which the financial statements were issued. Based upon the review, other than described in Note 6– Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 – Stockholders’ Equity

As of September 30, 2018, the authorized share capital of the Company consists of 300,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Prior to the merger transaction described in Note 1, the Company had 116,466,000 shares of common stock outstanding. At the time of the merger, a principal shareholder surrendered 19,266,000 shares of common stock, which were cancelled. Also, at the time of the merger, 172,800,000 shares of common stock were issued for all of the issued and outstanding shares of PLC.  The total shares outstanding at September 30, 2018 was 270,000,000. See Note 1 above.

Prior to the merger transaction, the Company had 135,000,000 warrants outstanding consisting of 27,000,000 “A Warrants” each convertible into one share of common stock at $0.074; 27,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $0.093; 27,000,000 “C  Warrants” each convertible into one share of common stock at $0.111; 27,000,000 “D Warrants” each convertible into one share of common stock at $0.129; and 27,000,000 “E Warrants” each convertible into one share of common stock at $0.148. All warrants are still outstanding as of September 30, 2018 and are exercisable at any time prior to August 30, 2019.  See Note 7.

Following the reverse merger last year a number of warrants which had previously been issued have been under review by the Company to ensure their original terms and conditions were not out of synchronization with the business plans overall of the newly restructured company going forward. One warrant holder of A Warrants requested the original terms of his warrants be amended to accommodate the anticipated rise in value execution of the business plan would be expected to have on the Company value. Increases in the warrant strike price benefits the Company as increased funds are raised and placed directly in the company upon the exercise of the warrant. Accordingly, the Company consented to vary the strike price on an increasing sliding scale from $1.05 to $2.00. Following a review post the recent share fluctuations management and the other warrant holders agreed it is in the best interests of the Company, stock and warrant holders that the remaining warrants are also amended to follow the precedent set in respect of the previously amended warrant conditions. With the exception of the A Class warrants already amended as detailed above the remaining warrants have been extended to expire on August 30, 2022. This was finalized on February 21, 2019.

Note 4 – Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $231,207 at September 30, 2018, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

Note 5 – Commitments and Contingencies

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on the Company’s financial statements in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect the outcome of any matter pending against the Company is likely to have a material effect on the Company’s financial statements.

On July 6, 2018 Token Communities PLC entered into a binding agreement to purchase 75% of new issued ordinary shares of i-Deal Corp Limited, which has developed a communication platform for Publicly Listed, Private companies and investors around the globe.

In order for the transaction to become effective it was acknowledged by both parties that Token Communities Limited needs to raise the required funding to finance the transaction. Both parties agreed that the longstop date for the first closing ($500,000) will take place by bank transfer no later than mid-March 2019. The following payments will be due 90 days later (i.e. on or before May 31, 20219) as follows: $2,250,000 by way of bank transfer and $2,250,000 by the issue of 2,250,000 new shares in Token Communities Limited. As of the date of this release the transaction had not yet closed, and no payments were made. There is no termination agreement in place. The Company has taken the position that the agreement has lapsed. No provision has been made in these financial statements for any liability related to completion of the agreement.

Note 6 – Subsequent Events

On February 19, 2019, the Company and the holders of 81,000,000 Warrants executed an Amendment and Modification Agreement, changing the warrant exercise prices from $0.074 to $0.148, to $1.90 for all classes of warrants it held. On the same day the Company and the holders of 43,200,000 warrants split equally between Class B, C, D and E (10,800,000 per class) executed an Amendment and Modification Agreement , changing the warrant exercise price to a phased strike price ranging between $1.05 and $2.00. Previously the holder of 10,800,000 “A Warrants” also entered into an amendment and modification agreement, changing the warrant strike price ranging from $1.05 to $2.00

On April 2, 2019, the Company executed an Acquisition and Exchange Agreement with Lalit Kumar Verma and Manickam Mahalingam, who together controlled 100% of the common shares of ABT Auto Investments Ltd., a private English company. Pursuant to the Agreement, Messrs. Verma and Mahalingam exchanged 96,001 shares, representing 100% of the common shares of ABT Auto Investments Ltd for a total of 3,530,000,000 new issue treasury shares issued by the Company, representing 95% ownership of the Company.

On June 20, 2019, the Company executed a Mutual Rescission and Release Agreement, mutually rescinding the previously disclosed Acquisition and Exchange Agreement with Fortress Ventures LLC represented by Lalit Kumar Verma and with ABT Investments India Pvt Ltd represented by Manickam Mahalingam, who together control 100% of the common shares of ABT Auto Investments Ltd., a private English company. Pursuant to the Acquisition and Exchange Agreement, Messrs. Verma and Mahalingam were to exchange 96,001 shares of common stock, representing 100% of the common shares of ABT Auto Investments Ltd for a total of 3,530,000,000 newly issued shares of common stock of the Company. The Mutual Rescission and Release agreement executed and became effective as of June 20, 2019. As a consequence of its execution and the rescinding of the Share Exchange and Acquisition Agreement, the Company did not issue the 3,530,000,000 shares of common stock.

On July 14, 2020 the “Company” entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with American Software Capital, Inc. (“ASC”). Pursuant to the Asset Purchase Agreement, in exchange for the issuance by the Company of 1,745,406,000 shares of Common Stock of the Company plus transfer of 3,499,799,467.37149 iRide Tokens owned by the Company to ASC, the Company acquired all technology and software code (and all copies of code) related to or required to operate the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki” (including files of art, logos, web designs, etc.) as well as ownership of the Lukki.io website and related design codes. As a condition to the closing of the transactions contemplated in the Asset Purchase Agreement shareholders agreed to cancel an aggregate of 174,540,600 shares of Common Stock of the Company, and the holders of the Company’s Series A, B, C, D and E warrants agreed to the cancellation of all such warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2018.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2018 with the Three Months Ended September 30, 2017

Revenue. For the three months ended September 30, 2018, we generated revenues of $150,000 as compared to $0 for the three months ended September 20, 2017. The increase of revenue was due primarily to commencement of operations.

Operating Expenses. For the three months ended September 30, 2018 Operating Expenses increased to $599,481 from $0 for the three months ended September 30, 2018. The increase was mainly due to the Company’s blockchain operations.

General and Administrative Expenses. Our general and administrative expenses increased to $539,481 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The increase was primarily a result of commencement of operations and write off of bad debts during the current period.

Other Income. For the three months ended September 30, 2018, other income was $442,539, compared to other expense of $0 for the three months ended September 30, 2017. The increase in other income was primarily due to the change in derivative liability during the period.

Net Loss. The Company’s net loss was $6,942 compared to $0 for the three months ended September 30, 2018 and 2017, respectively. The increase in net loss was mainly due to commencement of operations with ongoing expenses. The loss was reduced by a decrease in the derivative liability.

Liquidity and Capital Resources

We are an early stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $312 in cash as of September 30, 2018. The Company has negative working capital of approximately $3,500,375, and total stockholders’ deficit of $3,480,558 as of September 30, 2018.  As of September 30, 2018, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. The Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was ($119,269) for the three months ended September 30, 2018 primarily as a result of commencement of operations of the Company.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was ($837) for the three months ended September 30, 2018 primarily as a result of purchase of other assets.

Financing Activities

Cash flow from financing activities – During the three months ended September 30, 2018, our financing activities provided cash of $105,863 primarily from commencement of operations.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2018, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	inadequate segregation of duties consistent with control objectives.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: September 25, 2020	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: September 25, 2020	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director