Form 10-Q
period 2020-12-31
TOKEN COMMUNITIES LTD.
filed 2021-02-22
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2020

Commission File No.
000-55688

Token Communities, Ltd.
(Name of small business issuer in its charter)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of Principal Executive Office (Street and number):

4802 Lena Road, Unit 105

Bradenton, Florida, 34211

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 18, 2021, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

As of December 31, 2020, and June 30, 2020

	December 31, 2020	June 30, 2020
		(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$464,245	$395,688
Accrued expenses	307,962	236,905
Due to related parties	478,804	261,695
Total current liabilities	1,251,011	894,288
STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.0001 par value; 5,000,000,000 shares authorized; 2,095,872,947 and 270,000,000 shares issued and outstanding, respectively	209,587	35,028
Additional paid-in capital	1,301,726	444,508
Other comprehensive income	21,232	90,586
Accumulated deficit	(2,782,408)	(1,463,262)
Total stockholders’ deficit	(1,249,863)	(893,140)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months ended December 31, 2020	Six months ended December 31, 2020	Three months ended December 31, 2019	Six months ended December 31, 2019

REVENUES	0	$0	$0	$0

OPERATING EXPENSES
General and administrative	434,479	1,294,888	38,580	75,564
TOTAL OPERATING EXPENSES	434,479	1,294,888	38,580	75,564

LOSS FROM OPERATIONS	(434,479)	(1,294,888)	(38,580)	(75,564)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability		0	55,092,823	302,412,884
Gain on forgiveness of debt	262,116	262,116	0	0
TOTAL OTHER INCOME (EXPENSE)	262,116	262,116	55,092,823	302,412,884

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	(172,363)	$(1,032,772)	$55,054,243	$302,337,320
Foreign exchange translation gain	59,300	71,413	(76,803)	(46,260)
Comprehensive income	(113,063)	(961,359)	55,977,440	$302,291,060

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$0.70

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,745,946,024	1,745,846,380	350,000,000	350,000,000

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 20120

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total
Balance, June 30, 2018	270,000,000	$27,000	$175,594	$5,411	$(3,695,850)	$(3,487,845)

Foreign currency translation gain	0	0	0	22,237	0	22,237

Net loss for the period	0	0	0	0	(516,002,179)	(516,002,179)

Balance, June 30, 2019	270,000,000	27,000	175,594	27,648	(519,698,029)	(519,467,787)

Foreign currency translation gain				(46,260)		(46,260)
Net income for the period					302,337,320	302,337,320
Balance, December 31, 2019	270,000,000	$27,000	$175,594	$(18,612)	$(217,360,709)	(217,176,727
Foreign currency translation gain	0	0	0	62,938		62,938
Issuance of shares for debt	277,200	28	268,914			268,942

Issuance of shares	80,000,000	8,000	0			8,000
Net income for the period	0	0	0	0	518,234,767	518,234,767

Balance, June 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)
Foreign currency translation gain	0	0	0	(69,354)		(69,354)
Stock issued as part of acquistion	1,745,000,585	174,500	0			174,500
Stock issued for services	595,162	60	595102			595,162
Transfer from related party payables for release of debt			262,116			262,116
Net income for the period	0	0	0	0	(1,294,888)	(1,294,888)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, December 31, 2020	2,095,872,947	$209,587	$1,301,726	$21,232	$(2,782,408	$(1,249,863)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,294,888)	302,337,320
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for acquisition	174,500
Stock issued for services	595,162
Gain on forgiveness of debt	(262,116)
Other equity adjustments	(24,259)
Change in fair value of derivative liability	0	(302,412,884)
Changes in operating assets and liabilities:
Accounts payable	68,557	29,996
Accrued expenses	71,057	89,990
Net cash used in operating activities	(409,871)	44,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	0	0
Advances from related parties, net	479,225	1,818
Net cash provided by financing activities	479,225	1,818

Effect of exchange rate changes on cash and equivalents	(69,354)	(46,260)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
Transfer from related party payables for release of debt	$262,116	$0
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Certificate of Incorporation, changing its name to Token Communities Ltd.  The Company is a development stage company that researches and creates white paper analysis for companies regarding block chain technology.

On February 26, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC (“PLC”).  Under the Agreement, the Company’s majority shareholder returned 19,266,000 common shares to treasury, and at closing 100% of the issued and outstanding shares of PLC were acquired by the Company, for 172,800,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the stockholders of PLC the majority stockholders of the Company. The transaction closed on May 18, 2018.  This transaction was accounted for as a reverse acquisition under the purchase method of accounting since PLC obtained control of Limited. Accordingly, the merger of PLC into Limited was recorded as a recapitalization of PLC, PLC being treated as the continuing entity. The transaction was treated as a recapitalization and not as a business combination. Limited had 116,466,000 shares outstanding prior to the merger. At the time of the merger, Limited’s principal stockholder surrendered 19,266,000 shares, which were cancelled.  After the merger the total number of Limited shares outstanding was 270,000,000.

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

The historical financial statements presented are the financial statements of PLC. The Acquisition and Share Exchange Agreement was treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of the merger, the net liabilities of the legal acquirer, Limited, were $57,107.

The combined entities are referred to hereafter as the “Company.”

On May 28, 2020, the Company acquired 3.5 billion iRide tokens in exchange for 80 million shares provided to iRide.io Tech Pte., Ltd., valued at $8,000, which was immediately expensed.

On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Company, controlled by 2 individuals) acquiring 83% of the outstanding stock from other control individuals. As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406 shares of it’s common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the facts that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,249,863 at December 31, 2020 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

The accounts of Limited are maintained in USD and the accounts of PLC are maintained in GBP. The accounts of PLC are translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction , with the GBP as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the periods.

	December 31, 2020	December 31, 2019
Period end: GBP to USD exchange rate	$1.32	$1.32
Average period: GBP to USD exchange rate	$1.31	$1.25

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of December 31, 2020 and 2019, the allowance for uncollectible accounts receivable was zero, respectively.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Valuation of the derivatives by the Company requires significant estimates and assumptions for each period. For the periods ended December 31, 2020 and June 30, 2020 respectively, the assumptions related to derivative valuation was as follows:

Estimate and assumption	December 31, 2020	June 30, 2020	December 31, 2019
Volatility	N/A	172.45%	533.91%
Expected remaining term	N/A	2 years	2.67 years
Exercise price	N/A	$1.05 - $2.00	$.07 - $2.00
Stock price	N/A	$7.00	$2.00
Dividend rate	N/A	0%	0%
Discount rate	N/A	0.17%	01.60%

For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2019, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants.   As of June 30, 2020, we noted that the warrant holders released the Company of their obligation under the original warrants as part of the transaction on July 14, 2020. As evidence was obtained that impacted the valuation on June 30, 2020 after the balance sheet date that impacted the balance at June 30, 2020, the warrants were written down to zero. There were not additional warrants issued during the period ended December 31, 2020.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of December 31, 2019, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at March 31, 2019. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2020 and June 30, 2020, the Company identified the following liabilities that are required to be presented on the balance sheet at FV:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2020
Description	June 30, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – warrants	$0	$-	0	-

Total	$0	$-	$0	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – warrants	$0	$-	0	-

Total	$0	$-	$0	$-

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $21,232 at December 31, 2020 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally fiscal first quarter and potentially beyond.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our office locations have been closed effective April 1, 2020.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2020, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses payable consisted of the following at December 31, 2020 and June 30, 2020:

	December 31, 2020	June 30, 2020
Director fees	$236,582	$236,582
Accrued professional services	31,000
Other	40,380	323
Total Accrued Expenses	$307,962	$236,905

Note 4 – Stockholders’ Equity

As of December 31, 2020, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

Prior to the transaction described in Note 1, the Company had 116,466,000 shares of common stock outstanding. At the time of the merger, a principal shareholder surrendered 19,266,000 shares of common stock, which were cancelled. Also at the time of the merger, 172,800,000 shares of common stock were issued for all of the issued and outstanding shares of PLC.  The total shares outstanding at June 30, 2019 was 270,000,000. See Note 1 above.

Prior to the transaction, the Company had 135,000,000 warrants outstanding consisting of 27,000,000 “A Warrants” each convertible into one share of common stock at $0.074; 27,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $0.093; 27,000,000 “C  Warrants” each convertible into one share of common stock at $0.111; 27,000,000 “D Warrants” each convertible into one share of common stock at $0.129; and 27,000,000 “E Warrants” each convertible into one share of common stock at $0.148.

On February 19, 2019, the Company and the holders of 81,000,000 Warrants executed an Amendment and Modification Agreement, changing the warrant exercise prices from $0.074 to $0.148, to $1.90 for all classes of warrants it held. On the same day the Company and the holders of 43,200,000 warrants split equally between Class B, C, D and E (10,800,000 per class) executed an Amendment and Modification Agreement, changing the warrant exercise price to a phased strike price ranging between $1.05 and $2.00. Previously the holder of 10,800,000 “A Warrants” also entered into an amendment and modification agreement, changing the warrant strike price ranging from $1.05 to $2.00

Following the transaction described in Note 1, last year a number of warrants which had previously been issued have been under review by the Company to ensure their original terms and conditions were not out of synchronization with the business plans overall of the newly restructured company going forward. One warrant holder of A Class warrants requested the original terms of his warrants be amended to accommodate the anticipated rise in value execution of the business plan would be expected to have on the Company value. Increases in the warrant strike price benefits the Company as increased funds are raised and placed directly in the company upon the exercise of the warrant. Accordingly the Company consented to vary the strike price on an increasing sliding scale from $1.05 to $2.00. Following a review post the recent share fluctuations, management and the other warrant holders agreed it is in the best interests of the Company, stock and warrant holders that the remaining warrants are also amended to follow the precedent set in respect of the previously amended warrant conditions. With the exception of the A Class warrants already amended as detailed above the remaining warrants have been extended to expire on August 30, 2022. This was finalized on February 21, 2019.

The warrants were cancelled subsequent to the year ended June 30, 2020.

On July 23, 2019, the Company issued 80,000,000 shares as part of an acquisition whose terms were considered immaterial.

On June 30, 2020 the Company issued 277,200 shares of common stock in settlement of debt of $268,942.

On July 14, 2020, the Company issued 1,745,000,585 shares as part of the acquisition agreement described in Note 1. This resulted in an expense on the income statement in the amount of $ 174,500.

On August 12, 2020, the Company issued 595,162 shares of common stock for services with a deemed value of $ 595,162.

Note 5 – Related Party Transactions

Amounts due to a related party are for advances made by a company owned by an officer of the Company. The balance due of $478,804 and $261,695 as at December 31, 2020 and June 30, 2020 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. On December 31, 2020, certain related parties forgave advances and accrued expenses in the amount of $263,110. This resulted in a gain on forgiveness of debt on the income statement in the amount of $263,110.

Note 6 – Commitments and Contingencies

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

On July 6, 2018 PLC entered into a binding agreement to purchase 75% of new issued ordinary shares of i-Deal Corp Limited, which has developed a communication platform for Publicly Listed, Private companies and investors around the globe. i-Deal Corp Limited established the i-DX communication platform for companies and investors and has more than 2,000 diverse users. The i-DX platform has seen activity from more than 40 countries with placings of equity and debt across a broad range of industries including oil and gas, real estate, automotive, pharmaceuticals, beverages, software, mining, alternative energy, and financial services These users include listed and private companies, and blockchain companies; private and institutional investors; investment companies (angel investors and VCs); and P2P lending funds. The platform is also used by intermediaries representing multiple clients to reach international investors to enlarge their existing distribution network. i-Dx is exclusively a communication platform that matches and allows companies and potential investors to initially contact each other. i-Deal Corp Limited and i-DX does not transact, promote, advise, make recommendations, trade, bring about or earn commission on any financial transactions.

In order for the transaction to become effective it was acknowledged by both parties that the Company needs to raise the required funding to finance the transaction. Both parties agreed that the date for the first closing ($500,000) will take place by bank transfer no later than mid-March 2019. The following payments will be 90 days later (i.e. on or before May 31, 20219) as follows: $2,250,000 by way of bank transfer and $2,250,000 by the issue of 2,250,000 new shares of common stock of the Company. As of the date of this report the transaction had not yet closed and the Company does not anticipate this will close.

On April 2, 2019, the Company executed an Acquisition and Exchange Agreement with Lalit Kumar Verma and Manickam Mahalingam, who together control 100% of the common shares of ABT Auto Investments Ltd., a private English company. Pursuant to the Agreement, Messrs. Verma and Mahalingam were to exchange 96,001 shares, representing 100% of the common shares of ABT Auto Investments Ltd for a total of 3,530,000,000 new issue treasury shares issued by the Company, representing 95% ownership of the Company. On June 20, 2019, the Company executed a Mutual Rescission and Release Agreement, mutually rescinding the Acquisition and Exchange Agreement with Fortress Ventures LLC represented by Lalit Kumar Verma and with ABT Investments India Pvt Ltd represented by Manickam Mahalingam. The Mutual Rescission and Release agreement executed and became effective as of June 20, 2019. As a consequence of its execution and the rescinding of the Share Exchange and Acquisition Agreement, the Company will not issue the 3,530,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended December 31, 2020.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended December 31, 2020 with the Three Months Ended December 31, 2019

Revenue. For the three months ended December 31, 2020, we generated revenues of $0 as compared to $0 for the three months ended December 31, 2019.

Operating Expenses. For the three months ended December 31, 2020 operating expenses increased to $434,479 from $38,580 for the three months ended December 31, 2020. The increase was mainly due to the Company’s blockchain operations.

General and Administrative Expenses. Our general and administrative expenses increased to $434,479 for the three months ended December 31, 2020 from $38,580 for the three months ended December 31, 2019. The increase was primarily a result of commencement of operations.

Other Income. For the three months ended December 31, 2020, other income was $262,116, compared to other income of $55,092,823 for the three months ended December 31, 2019. The decrease in other income was primarily due to the change in derivative liability during the period.

Net Income (Loss). The Company’s net loss was $172,363 compared to a net income of f $55,054,243($20,740) for the three months ended December 31, 2020 and 2017, respectively. The decrease in net income was mainly due to commencement of operations with ongoing expenses and the derivative liability gain from December 31, 2019.

Comparison of the Six Months Ended December 31, 2020 with the Six Months Ended December 31, 2019

Revenue. For the six months ended December 31, 2020, we generated revenues of $0 as compared to $0 for the six months ended December 31, 2019. The increase of revenue was due primarily to commencement of operations.

Operating Expenses. For the six months ended December 31, 2020 operating expenses increased to $1,294,888 from $75,564 for the six months ended December 31, 2020. The increase was mainly due to the Company’s blockchain operations and stock based compensation for services and the acquisition.

General and Administrative Expenses. For the six months ended December 31, 2020 general and administrative increased to $1,294,888 from $75,564 for the six months ended December 31, 2020. The increase was mainly due to the Company’s blockchain operations and stock based compensation for services and the acquisition.

Other Income. For the six months ended December 31, 2020, other income was $262,116, compared to other income of $302,412,884 for the six months ended December 31, 2019. The increase in other income was primarily due to the decrease in gain in derivative liability during the period.

Net Income (Loss). The Company’s net (loss) was $(1,032,773) compared to a net income of $302,337,320 for the six months ended December 31, 2020 and 2017, respectively. The decrease in net income was mainly due to the change in derivative liability and an increase in general and administrative expenses in 2020.

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

The Company had $312 in cash as of December 31, 2020. The Company has negative working capital of approximately $1,250,699, and total stockholders’ deficit of $1,249,863 as of December 31, 2020.  As of December 31, 2020, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was ($409,871) for the six months ended December 31, 2020 primarily as a result of commencement of operations of the Company.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the six months ended December 31, 2020.

Financing Activities

Cash flow from financing activities – During the six months ended December 31, 2020, our financing activities provided cash of $479,225 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended December 31, 2020, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: February 22, 2021	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: February 22, 2021	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director