Form 10-Q
period 2021-03-31
TOKEN COMMUNITIES LTD.
filed 2021-05-19
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 17, 2021, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

As of March 31, 2021, and June 30, 2020

	March 31, 2021	June 30, 2020
		(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$395,688
Accrued expenses	313,189	236,905
Due to related parties	579,498	261,695
Total current liabilities	1,365,175	894,288

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.0001 par value; 5,000,000,000 shares authorized; 2,095,671,162 and 350,000,000 shares issued and outstanding, respectively	209,567	35,000
Additional paid-in capital	440,729	175,594
Common stock to be issued	268,942	268,942
Other comprehensive income	19,609	90,586
Accumulated deficit	(2,302,874)	(1,463,262)
Total stockholders’ deficit	(1,364,027)	(893,140)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months ended March 31, 2021	Nine months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2020
REVENUES	0	$0	$0	$0

OPERATING EXPENSES
General and administrative	112,540	1,077,428	37,782	113,346
TOTAL OPERATING EXPENSES	112,540	1,077,428	37,782	113,346

LOSS FROM OPERATIONS	(112,540)	(1,077,428)	(37,782)	(113,346)

OTHER INCOME
Change in fair value of derivative liability	0	0	52,927,706	355,340,590
Gain on forgiveness of debt	0	262,116	0	0
TOTAL OTHER INCOME		262,116	52,927,706	355,340,590

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	(112,540)	$(815,312)	$52,889,924	$355,226,501

Foreign exchange translation gain (loss)	(436)	70,977	38,506	(7,754)

Comprehensive income (loss)	(112,976)	(744,335)	52,928,430	$355,218,747

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$.15	$1.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,006,438,482	350,000,000	350,000,000

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2021

	Common Stock		Additional Paid-in	Stock to be	Comprehensive	Accumulated
	Shares	Amount	Capital	issued	income	Deficit	Total
Balance, June 30, 2018	270,000,000	$27,000	$175,594		$5,411	$(3,695,850)	$(3,487,845)

Foreign currency translation gain	0	0	0		22,237	0	22,237

Net loss for the year	0	0	0		0	(516,002,179)	(516,002,179)

Balance, June 30, 2019	270,000,000	27,000	175,594		27,648	(519,698,029)	(519,467,787)

Foreign currency translation gain	0	0	0		62,938		62,938

Issuance of shares for debt				268,942			268,942

Issuance of shares	80,000,000	8,000	0				8,000

Net income for the year	0	0	0		0	518,234,767	518,234,767

Balance, June 30, 2020	350,000,000	$35,000	$175,594	$268,942	$90,586	$(1,463,262)	$(893,140)

Foreign currency translation gain	0	0	0		(70,977)		(70,977)

Stock issued as part of acquisition	1,745,406,000	174,541	0				174,541

Stock issued for services	265,162	27	265,135				265,162

Net income for the period	0	0	0		0	(815,312)	(815,372)

Other equity adjustments	0	0	0		0	(24,300)	(24,300)

Balance, March 31, 2021	2,095,671,162	$209,567	$8440,429	268,942	$19,609	$(2,302,874)	$(1,364,027)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(815,312)	355,226,501
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for acquisition	174,541	-
Stock issued for services	265,162	-
Gain on forgiveness of debt	(262,116)	-
Other equity adjustments	(24,300)	-
Change in fair value of derivative liability	0	(355,340,590)
Changes in operating assets and liabilities:
Accounts payable	76,800	15,776
Accrued expenses	76,284	69,665
Net cash used in operating activities	(508,941)	(28,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	0	0
Advances from related parties, net	579,918	(871)
Net cash provided by financing activities	579,918	(871)

Effect of exchange rate changes on cash and equivalents	(70,977)	(29,519)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312

Non-cash operating activities
Exchange of stock for forgiveness of payables	$0	$0

CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

On May 28, 2020, the Company acquired 3.5 billion iRide tokens in exchange for 80 million shares provided to iRide.io Tech Pte., Ltd., valued at $8,000, which was immediately expensed. On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Capital, Inc. (“American Software”), controlled by the President of the Company) acquiring 83% of the outstanding stock of the Company. As part of this transaction, the Company transferred 3.5 billion iRide tokens and 1,745,406 shares of its common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the facts that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction. As a condition to the closing of the transactions contemplated above shareholders agreed to cancel an aggregate of 174,540,600 shares of Common Stock of the Company, and the holders of the Company’s Series A, B, C, D and E warrants agreed to the cancellation of all such warrants.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company had a stockholders’ deficit of $1,364,027 at March 31, 2021 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	March 31, 2021	June 30, 2020
Period end: GBP to USD exchange rate	$1.37	$1.24
Average period: GBP to USD exchange rate	$1.31	$1.26

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2021 and 2020, the allowance for uncollectible accounts receivable was zero.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Valuation of the derivatives by the Company requires significant estimates and assumptions for each period. For the periods ended March 31, 2021 and June 30, 2020 respectively, the assumptions related to derivative valuation was as follows:

Estimate and assumption	March 31, 2021	June 30, 2020	March 31, 2020
Volatility	N/A	172.45%	760.09%
Expected remaining term	N/A	2 years	2.42 years
Exercise price	N/A	$1.05 - $2.00	$.07 - $2.00
Stock price	N/A	$7.00	$1.51
Dividend rate	N/A	0%	0%
Discount rate	N/A	0.17%	0.26%

For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2020, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants. As of June 30, 2020, we noted that the warrant holders released the Company of their obligation under the original warrants as part of the transaction on July 14, 2020. As evidence was obtained that impacted the valuation on June 30, 2020 after the balance sheet date that impacted the balance at June 30, 2020, the warrants were written down to zero. There were not additional warrants issued during the period ended March 31, 2021.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of June 30, 2020, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at March 31, 2020. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $19,609 at March 31, 2021 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Financial statement adjustment

During the period ended March 31, 2021, the Company identified an error in recognition of shares issued for services in prior periods.  The correction resulted in an income statement impact of 330,000 and reduced the total shares outstanding and additional paid in capital by 30 and 329,970, respectively.    The company corrected the error and the reflected financial statements accurately represent the position of the Company as of March 31, 2021.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses payable consisted of the following at March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Director fees	$236,582	$236,582
Accrued professional services	31,000	-
Other	45,608	323
Total Accrued Expenses	$313,190	$236,905

Note 4 – Stockholders’ Equity

As of March 31, 2021, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

On June 30, 2020 certain creditors agreed to settle debts in the amount of $ 268,942 for 277,200,000 shares of common stock. .These shares have not been issued as of March 31, 2021 and therefore the amount has been recorded as common shares to be issued in the statement of shareholders’ equity.

On July 14, 2020, the Company issued 1,745,406,000 shares as part of the acquisition agreement described in Note 1. This resulted in an expense on the income statement in the amount of $ 174,541.

On August 12, 2020, the Company issued 265,162 shares of common stock for services with a deemed value of $ 265,162.

Note 5 - Related Party Transactions

Amounts due to a related party are for advances made by a stockholder and officer of the Company. The balance due of $579,918 and $261,695 as at March 31, 2021 and June 30, 2020 respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand. In the period ended March 31, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2021 with the Three Months Ended March 31, 2020

Revenue. For the three months ended March 31, 2021, we generated revenues of $0 as compared to $0 for the three months ended March 31, 2020.

Operating Expenses. For the three months ended March 31, 2021 operating expenses increased to $112,540 from $37,782 for the three months ended March 31, 2021. The increase was mainly due to the Company’s blockchain operations.

Other Income. For the three months ended March 31, 2021, other income was $0, compared to other income of $52,927,706 for the three months ended March 31, 2020. The decrease in other income was primarily due to change in fair value of derivative liability in March 2020.

Net Income (Loss). The Company’s net loss was $(112,540) compared to a net income of $(52,889,924) for the three months ended March 31, 2021 and 2020, respectively. The decrease in net income was mainly due to the change in fair value of derivative liability in March 2020.

Comparison of the Nine Months Ended March 31, 2021 with the Nine Months Ended March 31, 2020

Revenue. For the nine months ended March 31, 2021, we generated revenues of $0 as compared to $0 for the nine months ended March 31, 2020. The increase of revenue was due primarily to commencement of operations.

Operating Expenses. For the nine months ended March 31, 2021 operating expenses increased to $1,407,428 from $113,346 for the nine months ended March 31, 2021. The increase was mainly due to the Company’s blockchain operations and stock based compensation for services and the acquisition.

Other Income. For the nine months ended March 31, 2021, other income was $262,116, compared to other income of $355,340,590 for the nine months ended March 31, 2020. The increase in other income was primarily due to the decrease in gain in derivative liability during the period of $1,364,863.

Net Income (Loss). The Company’s net (loss) was $(815,312) compared to a net income of $355,226,501 for the nine months ended March 31, 2021 and 2020, respectively. The decrease in net income was mainly due to the change in derivative liability and an increase in general and administrative expenses in 2020.

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

The Company had $312 in cash as of March 31, 2021. The Company has negative working capital of approximately $1,364,863, and total stockholders’ deficit of $1,364,027 as of March 31, 2021. As of March 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($508,941) for the nine months ended March 31, 2021 primarily as a result of commencement of operations of the Company.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the nine months ended March 31, 2021.

Financing Activities

Cash flow from financing activities – During the nine months ended March 31, 2021, our financing activities provided cash of $579,918 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended March 31, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: May 19, 2021	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: May 19, 2021	By:	/s/ Peter Yaugh Chen
Peter Yaugh Chen
Chief Financial Officer, Director