Form 10-K
period 2021-06-30
TOKEN COMMUNITIES LTD.
filed 2021-10-12
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.
000-55688

Token Communities,  Ltd.

(Exact name of registrant as specified in its charter)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4802 Lena Road, Unit 105

Bradenton, Florida, 34211

(Address of principal executive offices)

(631) 397-1111

(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of October 12, 2021, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “should,” “could,” “would,” “potential,” or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which we operate, compliance with government regulation and legal liabilities.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. Pursuant to these provisions:

●	we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the ’Sarbanes-Oxley Act);

●	we have (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (ii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation, including golden parachute compensation.

We may take advantage of these provisions for up to five years or until such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of public float (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

i

PART I

Item 1. Business

Overview

Token Communities, Ltd. (hereinafter the “Company”, “Our”, “We” or “Us”) researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the Lukki operating Tokens (“LOT”). The Lukki Exchange offers its users the user-friendly interface an in-depth experience in crypto assets trading. We do not believe the operation of the Lukki Exchange triggers any obligations under the Securities Act or Securities Exchange Act, including any requirements to register as a national securities exchange, alternative trading system or broker-dealer, or any obligations to register with the CFTC as a futures exchange. The Lukki Exchange is operated outside of the United States (China), and not available to citizens of the United States. Further the LOT is not a “security” as established in the US Supreme Court case of SEC v Howey. The Howey Test has remained a notable determiner of regulatory oversight for many decades. In the past few years, it has been called into question, most frequently in conjunction with discussions about cryptocurrencies and blockchain technology. In SEC v Howey, the Supreme Court articulated the legal standard for determining when a financial arrangement may be deemed an “investment contract” and, therefore, a “security.” As Howey and its progeny explain, a financial arrangement is an “investment contract” if the arrangement involves (1) an investment of money; (2) in a common enterprise; (3) with a reasonable expectation of profits to be (4) derived from the entrepreneurial or managerial efforts of others. The Howey Test determines that a transaction represents an investment contract if “a person invests his money in a common enterprise and is led to expect profits solely from the efforts of the promoter or a third party,” Here there is no evidence of investors’ reasonable expectation of profits derived predominantly from the managerial efforts of others. In recent years, the SEC has ruled that the two most valuable cryptocurrencies—Bitcoin and Ethereum—are not securities, Further we do not undertake any brokerage activities including marketing and facilitating the sale of digital assets, accepting investors’ orders and funds for payment, and enabling the disbursement of proceeds. We do not receive compensation based on a percentage of the proceeds raised.  We also do not purchase and then resell LOT for accounts in the Company’ name.

Background

Token Communities Ltd. was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc. On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Articles, changing its name to Token Communities Ltd.  The Company researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”.

On February 26, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC, a Gibraltar company (“PLC”) whereby PLC became a wholly owned subsidiary of the Company. PLC is a Gibraltar Financial Advisory firm which specializes in Blockchain, Artificial Intelligence and Fin-Tech investment in incubating as well as advising and managing qualified companies in the blockchain and distributed ledger technologies arena, including smart contracts, TGEs, DApps, and more. Advisement comprises the authoring of industry standard White Papers, technical aspects, design and implementation of market strategies, business appraisal and more. All potential clients are vetted and Anti-Money Laundering / Know-Your-Customer approved. The Company is also developing its own software technology with its dedicated team of developers.

Our principal executive offices are located at 4802 Lena Road, Unit 105, Bradenton, Florida, 34211 and our telephone number is (631) 397-1111.

Our Company

The Company researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”. Lukki Exchange is designed in such a way that one can start trading path with maximum comfort and all the necessary tools. The platform offers its users the user-friendly interface an in-depth experience in crypto assets trading.

LOT Token

Lukki Exchange also has its native exchange token – the “LOT token.” It was developed to make the Lukki Exchange more functional and transparent for providing the best trading experience on the exchange and create an incredible investment ability for traders. LOT tokens are ERC20 tokens based on ethereum chain. The LOT token is listed on several exchanges, such as STEX.com, P2PB2B.io, Whitebit.io, and Lukki.io. A total amount of 2,000,000,000 LOT tokens have been issued. The Company holds 1,999,321,726 LOT Tokens.

Intellectual Property

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations. We do not have any copyrights, trademarks, but we generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products and services.

Competition

There are many companies offering or developing blockchain solutions, and there can be no assurance that direct competitors to our solutions will arise. Our technology is designed to be compliant with the new GDPR and other Governmental regulations and initiatives to protect the consumer’s data but there is no guarantee that it will be in compliance. The markets for our products are intensely competitive, continually evolving and subject to changing technologies. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models, larger than us, have more access to capital and have lower operating costs than we do. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with currencies that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.

Industry

A blockchain, also known as a “distributed ledger technology,” is a sequential, ever-growing, time-stamped set of records that are grouped in blocks and maintained by disparate participants. Each block is interdependent, making alterations of records economically difficult if not outright impossible. A Blockchain includes, but is not limited to, the following features:

●	decentralized and distributed digital ledger used to record and secure transactions, which deters fraud.

●	transactions cannot be changed.

●	transactions can be verified and audited.

●	confirmation that each unit of value was transferred only once.

The blockchain, being a globally distributed ledger running on millions of devices, is capable of recording transfers of anything of value. Two or more parties, be they businesses or individuals who may not even know each other, can forge agreements, make transactions, and build value without relying on intermediaries (such as banks, payment institutions, rating agencies and other third parties) to verify their identities, establish trust, or perform the critical business logic contracting, clearing, settling, and record-keeping tasks that are foundational to all forms of commerce. As opposed to a centralized database whereby an entire database, or full copies of that database, remains in the control of one person or entity stored on a computer that is controlled or owned by that same person or entity, a blockchain ledger typically has partial copies of itself across various nodes, or computers, in the network. Each new block requires a method of consensus between nodes of the network in order for the block to post to the ledger and become permanent. There are various methods being developed for executing a consensus. Currently, the most popular blockchain is Bitcoin, a cryptocurrency, which uses a mathematical problem to be solved before it can be confirmed and added to its blockchain. Cryptocurrencies are a medium of exchange that are transacted through and recorded on a blockchain and therefore within our scope of business. The Bitcoin consensus process, for example, entails solving complex mathematical problems using custom designed computers. However, many more public and private blockchains are being developed with different algorithms or consensus models, which can use different hardware and methods for performing function of adding blocks to their blockchains.

Cryptocurrencies are currencies that are not backed by a central bank or a national, supra-national or quasi-national organization and are not typically backed by hard assets or other credit. Cryptocurrencies are typically used as a medium of exchange, similar to fiat currencies like the U.S. Dollar. In addition to cryptocurrencies, there are other assets such as contracts or other information that reside on a blockchain that represent a form of ownership. Examples may include insurance contracts, deeds, wills, health data, or securities. The value of is determined by the value that various market participants place on them through their transactions, for example, via peer-to-peer transactions, e-commerce, or exchanges.

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States federal government through various agencies and regulatory bodies, as well as other countries and transnational organizations, such as the European Union. State and local regulations also may apply to our activities such and other activities in which we participate or may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “Initial Coin Offerings”) and has made statements and official promulgations as to the status of certain cryptocurrencies as “securities” subject to regulation by the SEC.

Presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to our main cryptocurrency, Lukki, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein and in our other SEC filings, which are incorporated by reference herein.

Employees

Currently we and our subsidiaries employ a total of nine individuals. These individuals consist of management, developers, sales and support staff. Some of these individuals are employed through outside sourcing companies.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

Currently the Company utilizes offices provided by the President of the Company no charge.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending material legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The registration of each class of the Company’s securities registered pursuant to Exchange Act Section 12 was revoked effective October 15, 2020 because it failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because it had not timely filed any periodic reports with the SEC since the period ended June 30, 2018. The Company plans to apply for a trading symbol.

Holders

As of October 12, 2020, there were 2,095,671,162 shares of common stock outstanding, which were held by approximately 162 record holders.

Dividends

Through June 30, 2021, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2021, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”.

Results from Operations – For the year ended June 30, 2021 as compared to June 30, 2020

Revenue

For the years ended June 30, 2020 and 2019, the Company had total sales of $0 and $0, respectively. The lack of revenues was due to the inability of the Company to generate sales.

Operating Expenses

Total operating expenses increased from $165,233 in 2020 to $1,790,381 in 2021, an increase of $1,625,148. The increase was primarily due to the initiation of the Shenzhen operation. The company had set up an office, hired employees, and set up marketing campaigns to support the Shenzhen market.

Loss From Operations

As a result of the foregoing, our loss from operations was $1,790,381 for the year ended June 30, 2021, compared with $165,233, for the year ended June 30, 2020. The increase in our overall loss from operations was a result of a slowdown in business operations and an increase in General and Administrative expenses in Shenzhen.

Other Income (Expense)

Other Income (Expense) decreased from $518,400,000 in 2020 to $262,115 in 2021. This decrease was due to an increase in the change in fair value of derivative liability relating to stock warrants which were cancelled in 2020.

Net Income (Loss)

For the year ended June 30, 2020 the Company had net income of approximately $518,234,767 compared to a net loss of approximately ($1,528,265) for the year ended June 30, 2021, a decrease of $519,763,032. The decrease is primarily due to the change in fair value of derivative liability as discussed above. The change in valuation was related to the warrant holders releasing the Company of their obligation under the original warrants as part of the transaction on July 14, 2020.

Liquidity and Capital Resources

As of June 30, 2021 and 2020, the Company had $1,148 in Total Assets, consisting of $312 in cash, $836 in other assets. The Company’s total liabilities exceeded its consolidated current assets by approximately $1,753,869 as of June 30, 2021 primarily due to $ $927,987 due to related parties. Total liabilities exceeded its consolidated current assets by approximately and $893,140 as of June 30, 2020.

As of June 30, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Our cash flows for the year ended June 30, 2021 and 2020 are summarized below:

	Year Ending June 30, 2021	Year Ending June 30, 2020
Net cash used in operating activities	$(850,541)	$(70,938)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$928,407	$8,000
Net Change in Cash	$0	$0
Cash at beginning of year	$312	$312
Cash at end of year	$312	$312

Net Cash Used in Operating Activities

For the year ended June 30, 2020, ($70,938) net cash used in operating activities was primarily attributable to loss from operations, financed by an increase in accounts payable and accrued liabilities. For the year ended June 30, 2021, ($850,541) net cash used in operating activities was primarily due to loss from operations.

Net Cash Used in Investing Activities

For the year ended June 30, 2020 and June 30, 2021, net cash used in investing activities was $0.

Net Cash Provided by Financing Activities

For the year ended June 30, 2020, net cash provided by financing activities was $8,000 as compared to $928,407 for the year ended June 30, 2021. The change was due to an advance from a related party.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for discussion of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company adopt ed ASU 2014-09 effective January 1, 2018. The adoption of this standard had no material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Token Communities, Ltd.

Report on the Financial Statements

We have audited the accompanying balance sheets of Token Communities, Ltd. (the Company), which comprise the balance sheet as of June 30, 2021, and the related statement of Operations, Changes in Stockholder’s Equity, and Cash Flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $1,528,625 for the year under audit and has accumulated losses of $3,015,786. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Token Communities, Ltd., as of June 30, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado October 12, 2021

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Token Communities, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Token Communities, Ltd. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019 and the related consolidated statements of operations and comprehensive income, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019

Denver, Colorado

November 11, 2020

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of June 30, 2021, and June 30, 2020

	June 30, 2021	June 30, 2020
		(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$395,688
Accrued expenses	354,542	236,905
Due to related parties	927,987	261,695
Total current liabilities	1,755,017	894,288
STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 5,000,000,000 shares authorized; 2,095,872,947 and 270,000,000 shares issued and outstanding, respectively	209,587	35,028
Additional paid-in capital	1,039,610	444,508
Other comprehensive income	12,720	90,586
Accumulated deficit	(3,015,786)	(1,463,262)
Total stockholders’ deficit	(1,753,869)	(893,140)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	June 30, 2021	June 30, 2020

REVENUES	$0	$0

OPERATING EXPENSES
General and administrative	1,790,381	165,233
TOTAL OPERATING EXPENSES	1,790,381	165,233

LOSS FROM OPERATIONS	(1,790,381)	(165,233)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability		518,400,000
Gain on forgiveness of debt	262,116	0
TOTAL OTHER INCOME (EXPENSE)	262,116	518,400,000

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(1,528,265)	$518,234,767
Foreign exchange translation gain (loss)	(77,866)	62,938
Comprehensive income	$(1,606,131)	$518,297,705

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$.00	$1.50

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,028,746,650	344,972,678

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2021

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total
Balance, June 30, 2019	270,000,000	27,000	175,594	27,648	(519,698,029)	(519,467,787)

Foreign currency translation gain	0	0	0	62,938	0	62,938
Issuance of shares for debt	277,200	28	268,914	0	0	268,942
Issuance of shares	80,000,000	8,000	0	0	0	8,000
Net income for the year	0	0	0	0	518,234,767	518,234,767
Balance, June 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)

Foreign currency translation loss	0	0	0	(77,866)	0	(77,866)
Stock issued as part of acquisition	1,745,000,585	174,500	0	0	0	174,500
Stock issued for services	595,162	60	595,102	0	0	595,162
Net loss for the year	0	0	0	0	(1,528,265)	(1,528,265)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,868)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,528,265)	$518,234,767
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for acquisition	174,500
Stock issued for services	595,162
Gain on forgiveness of debt	(262,116)
Other equity adjustments	(24,259)
Change in fair value of derivative liability	0	(518,400,000)
Changes in operating assets and liabilities:
Accounts payable	76,800	99,050
Accrued expenses	117,637	(4,753)
Net cash used in operating activities	$(850,541)	$(70,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	0	8,000
Advances from related parties, net	928,407
Net cash provided by financing activities	928,407	8,000

Effect of exchange rate changes on cash and equivalents	(77,866)	62,938

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$312	$312

CASH AND EQUIVALENTS, END OF PERIOD	$312	$312
Non-cash operating activities
Exchange of stock for forgiveness of payables	$0	$268,942
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation

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

On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Capital, Inc. (“ASC”)), controlled by David Chen, Director and President/CEO of the Company) acquiring 83% of the outstanding stock from the Company. As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406,000 shares of its common stock to ASC in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the fact that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,753,869 at June 30, 2021 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	June 30, 2021	June 30, 2020
Period end: GBP to USD exchange rate	$1.37	$1.24
Average period: GBP to USD exchange rate	$1.31	$1.29

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2021 and 2020, the allowance for uncollectible accounts receivable was zero, respectively.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Valuation of the derivatives by the Company requires significant estimates and assumptions for each period. For the periods ended June 30, 2021 and June 30, 2020 respectively, the assumptions related to derivative valuation was as follows:

Estimate and assumption	June 30, 2021	June 30, 2020
Volatility	N/A	172.45%
Expected remaining term	N/A	2 years
Exercise price	N/A	$1.05 - $2.00
Stock price	N/A	$7.00
Dividend rate	N/A	0%
Discount rate	N/A	0.17%

For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2020, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants. As of June 30, 2020, we noted that the warrant holders released the Company of their obligation under the original warrants as part of the transaction on July 14, 2020. As evidence was obtained that impacted the valuation on June 30, 2020 after the balance sheet date that impacted the balance at June 30, 2020, the warrants were written down to zero. There were no additional warrants issued during the period ended June 30, 2021.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of June 30, 2020, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at June 30, 2020. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $19,609 at June 30, 2021 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

NOTE 3 – Accrued Expenses

Accrued expenses payable consisted of the following at June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Director fees	$236,582	$236,582
Accrued professional services	31,000	0
Other	86,960	323
Total Accrued Expenses	$354,542	$236,905

Note 4 – Stockholders’ Equity

As of June 30, 2021, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

On February 19, 2019, the Company and the holders of 81,000,000 Warrants executed an Amendment and Modification Agreement, changing the warrant exercise prices from $0.074 to $0.148, to $1.90 for all classes of warrants it held. On the same day the Company and the holders of 43,200,000 warrants split equally between Class B, C, D and E (10,800,000 per class) executed an Amendment and Modification Agreement, changing the warrant exercise price to a phased strike price ranging between $1.05 and $2.00. Previously the holder of 10,800,000 “A Warrants” also entered into an amendment and modification agreement, changing the warrant strike price ranging from $1.05 to $2.00

Following the transaction described in Note 1, last year a number of warrants which had previously been issued have been under review by the Company to ensure their original terms and conditions were not out of synchronization with the business plans overall of the newly restructured company going forward. One warrant holder of A Class warrants requested the original terms of his warrants be amended to accommodate the anticipated rise in value execution of the business plan would be expected to have on the Company value. Increases in the warrant strike price benefits the Company as increased funds are raised and placed directly in the company upon the exercise of the warrant. Accordingly the Company consented to vary the strike price on an increasing sliding scale from $1.05 to $2.00. Following a review post the recent share fluctuations, management and the other warrant holders agreed it is in the best interests of the Company, stock and warrant holders that the remaining warrants are also amended to follow the precedent set in respect of the previously amended warrant conditions. With the exception of the A Class warrants which were already amended as detailed above, the remaining warrants have been extended to expire on August 30, 2022. This was finalized on February 21, 2019.

The warrants were cancelled subsequent to the year ended June 30, 2020.

On July 23, 2019, the Company issued 80,000,000 shares as part of an acquisition whose terms were considered immaterial.

On June 30, 2020 the Company issued 277,200 shares of common stock in settlement of debt of $268,942.

On July 14, 2020, the Company issued 1,745,000,585 shares as part of the acquisition agreement described in Note 1. This resulted in an expense on the income statement in the amount of $174,500.

On August 12, 2020, the Company issued 595,162 shares of common stock for services with a deemed value of $ 595,162.

Note 5 – Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $927,987 and $261,695 as at June 30, 2021 and June 30, 2020 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer (CEO) and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, positions, terms, and periods served of the Company’s present directors are set forth in the following table:

Name	Positions	Period of Service Began
David Chen	Chairman of the Board/CEO/President	7/14/2020
Peter Yaugh Chen	Director/CFO	7/14/2020
Xiangru Lin	Director	7/14/2020
Peter Maddocks	Director	4/10/2017

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. The Company’s entire Board fulfills the duties of an audit committee. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Director and Officer Biographical Information

David Chen – Chairman of the Board/CEO/President

David Chen has served as Chief Operating Officer of XT Energy Group, Inc. from July 2018 to March 2020. He has served as Executive Director, President and Chief Executive Officer of ASC, since July 2017, as Executive Director of Asia Pacific at Federal Aerospace Holdings Group, a general aviation development company since September 2015, as President of Sino Tech Jiu-Ding Energy Development Co., Ltd., a shale oil technology company, since May 2016, and as President of Inner Mongolia Aero Motor Group, a low-speed electric vehicle manufacturing company, since December 2017. He previously served as President of American Franchise Development Group from May 1998 to March 2008, and as Property Claims Manager at Transtate Insurance Company, a New York State Property & Casualty Insurer from June 1991 to July 1998. Mr. Chen received a master’s degree in Asian Studies from St. John’s University and an Executive degree in business administration from Tuck School of Business at Dartmouth. Mr. Chen obtained his bachelor’s degree in computer science from Southern Connecticut State University. Mr. Chen has received numerous awards for his business achievement, such as Minority Retailer of the Year in 2006 by U.S. Department of Commerce, Minority Business Development Agency, Overseas Chinese Model Businessman of the Year in 2006 by Republic of China (Taiwan), Businessman of the Year in 2007 by National Republican Congressional Committee Business Advisory Committee.

Peter Yaugh Chen – Director/CFO

Peter Yaugh Chen served as the Vice President, Development Operations as well as director of Development Operations at MiMedia, Inc. since 2014. Peter serves as Director and Executive Vice President of American Software Capital Inc. Peter is the brother of David Chen.

 Xiangru Lin – Director

Xiangru Lin served as the Chief Financial Officer of Federal Aerospace Holdings Group from 2017 to 2019, and as the Comptroller of Aero Motors Group from 2017 to 2019. She is also the Chairwoman of Hainan Softbank Stem Cell Company in Boao, Hainan. Presently she is the Chief Operating Officer and a Director of ASC. Xiangru Lin attended St. John’s University in New York in 2019 (a certificate program), she graduated from Zhengzhou University in 2010.

Peter Maddocks – Director

On April 10, 2017, the shareholders of the Company voted Mr. Peter E. Maddocks as Director, CEO, and CFO. Peter E. Maddocks, is a British Citizen residing in Chatham Kent, England. On February 26, 2018 Mr. Maddocks resigned as CEO, and on April 2, 2019 he resigned as CFO. On June 20, 2019 he was named President/CEO/CFO, which titles he resigned on July 14, 2020, remaining as a Director.

Peter E. Maddocks is a Chartered Accountant who worked for KPMG before he entered the banking world as a financial controller with Citi Bank, ANZ, Abbey National and Grindlays, He spent several years in senior financial controllers position with Citi Bank Private Banking in London, as financial controller of Citi Bank Italy and South East Europe, based in Rome and with Citi Bank Venture Capitals emerging markets group. Over the past fifteen years Mr. Maddocks has held directorships in several private and public companies traded in the USA and has served as Chief Executive officer of a London Stock Exchange “Alternative Investment Market” Listed Company in the Mining and Oil and Gas sectors. Since 2005 or over the past twelve years he has been a President and Chief Executive Officer of a company engaged in ownership of a Natural Gas project in New Mexico. Since July 28, 2014 to present date he has been Chairman of London Mining Finance Limited, a privately held company engaged in financing mining ventures. He currently serves as Chairman of Golden Square Equity Partners Limited.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

(1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2021, with the exception of the following reports.

Reporting Person	Form Type
David Chen	3
Peter Yaugh Chen	4

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2021 and June 30, 2020, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chen,	2021	$-	-	-	-	-	-	-	$0
CEO, Director (1)	2020	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2021	$-	-		-	-	-	-	$0
CFO, Director (2)	2020	$-	-		-	-	-	-	$0

Peter Maddocks,	2021	$-	-	-	-	-	-	-	$0
Director (3)	2020	$-	-	-	-	-	-	-

Xiangru Lin,	2021	$-	-	-	-	-	-	-	$0
Director (4)	2020	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President July 14, 2020.
(2)	Peter Yaugh Chen was named Director and CFO July 14, 2020.
(3)	Peter Maddocks was named director, CEO, and CFO April 10, 2017. On February 26, 2018 Mr. Maddocks resigned as CEO, and on April 2, 2019 he resigned as CFO. On June 20, 2019 he was named President/CEO/CFO, which titles he resigned on July 14, 2020, remaining as a Director.
(4)	Xiangru Lin was named director July 14, 2020.

Director Compensation

Directors do not receive compensation for serving as a Director of the Company.

Employment Agreements

The Company does not have any written agreements with any of its executive officers.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative.

Role of Executive Officers In Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of June 30, 2021, the Company had authorized 5,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. There were 2,095,671,162 shares of common stock and 0 shares of Preferred Stock outstanding as of June 30, 2021.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of June 30, 2021 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class
Common Stock	David Chen	1,745,000,585	(1)	83.267%
	Peter Yaugh Chen	0		0
	Xiangru Lin	0		0
	Peter Maddocks	56,634,000	(2)
	Executive Officers and Directors as a Group	1,801,634,585		86%

(1)	Shares are held in the name American Software Capital Inc., and entity of which David Chen is the President.
(2)	Includes 52,434,000 shares of Common Stock held in Golden Square Equity Partners Limited.

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $927,987 and $261,695 as at June 30, 2021 and 2020 , respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

Steven Knight, former executive, was owed $36,421. On November 5, 2020, Mr. Knight signed an agreement with the Company to forgive the debt in its entirety.

Trends Mergers and Acquisitions, LLC (“Trends”), former stockholder, was owed $162,145. On November 5, 2020, Trends signed an agreement with the Company to forgive the debt in its entirety.

Alex Lightman, former executive, was owed $32,550. On December 14, 2020, Mr. Lightman signed an agreement with the Company to forgive the debt in its entirety.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2021	2020
Audit Fees	$22,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total Fees	$31,500	$31,500

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2021 or 2020.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended June 30, 2021 and 2020 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10–K Summary

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: October 12, 2021	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: October 12, 2021	By:	/s/ Peter Yaugh Chen
Peter Yaugh Chen
Chief Financial Officer, Director

Dated: October 12, 2021	By:	/s/ Peter Maddocks
Peter Maddocks
Director

Dated: October 12, 2021	By:	/s/ Xiangru Lin
Xiangru Lin
Director