Form 10-Q
period 2021-09-30
TOKEN COMMUNITIES LTD.
filed 2021-11-18
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2021, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
As of September 30, 2021, and June 30, 2021

	September 30, 2021	June 30, 2021
		(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	360,738	354,542
Due to related parties	1,057,454	927,987
Total current liabilities	1,890,680	1,755,017
STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value; 5,000,000,000 shares authorized; 2,095,872,947 and 270,000,000 shares issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	4,979	12,720
Accumulated deficit	(3,143,708)	(3,015,786)
Total stockholders’ deficit	(1,889,532)	(1,753,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	September 30, 2021	September 30, 2020

REVENUES	$0	$0

OPERATING EXPENSES
General and administrative	127,922	265,427
TOTAL OPERATING EXPENSES	127,922	265,427

LOSS FROM OPERATIONS	(127,922)	(265,427)

OTHER INCOME (EXPENSE)	0	0

TOTAL OTHER INCOME (EXPENSE)	0	0

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(127,922)	$(265,427)
Foreign exchange translation gain (loss)	(7,741)	10,054
Comprehensive income	$(135,663)	$(255,373)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	1,829,692,035

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total
Balance, June 30, 2018	270,000,000	$27,000	$175,594	$5,411	$(3,695,850)	$(3,487,845)

Foreign currency translation gain	0	0	0	22,237	0	22,237

Net loss for the year	0	0	0	0	(516,002,179)	(516,002,179)

Balance, June 30, 2019	270,000,000	27,000	175,594	27,648	(519,698,029)	(519,467,787)

Foreign currency translation gain				29,470		29,470
Net income for the period					355,226,501	355,226,501
Balance, June 30, 2020	270,000,000	$27,000	$175,594	$57,118	$(164,471,528)	(164,211,768)
Foreign currency translation gain	0	0	0	62,938		62,938
Issuance of shares for debt	277,200	28	268,914			268,942

Issuance of shares	80,000,000	8,000	0			8,000
Net income for the year	0	0	0	0	518,234,767	518,234,767

Balance, September 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)
Foreign currency translation gain	0	0	0	(77,866)		(77,866)
Stock issued as part of acquisition	1,745,000,585	174,500	0			174,500
Stock issued for services	595,162	60	595102			595,162
Net income for the period	0	0	0	0	(1,528,265)	(1,528,265)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,868)
Foreign currency translation gain	0	0	0	(7,741)		(7,741)
Net income for the period	0	0	0	0	(127,922)	(127,922)
Balance, September 30, 2021	2,095,872,947	$209,587	$1,039,610	$4,979	$(3,143,708)	$(1,889,532)

TOKEN COMMUNITIES LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(127,922)	(265,427)
Changes in operating assets and liabilities:
Accounts payable	0	8,617
Accrued expenses	6,196	45,397
Net cash used in operating activities	(121,726)	(211,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock	0	174,500
Advances from related parties, net	129,467	50,938
Net cash provided by financing activities	129,467	225,438

Effect of exchange rate changes on cash and equivalents	(7,741)	(14,205)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
Exchange of stock for forgiveness of payables	$0	$0
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,889,532 at September 30, 2021 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	September 30, 2021	September 30, 2020
Period end: GBP to USD exchange rate	$1.30	$1.29
Average period: GBP to USD exchange rate	$1.29	$1.29

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of September 30, 2021 and 2020, the allowance for uncollectible accounts receivable was zero, respectively.

Derivative Financial Instruments

The Company evaluates its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Valuation of the derivatives by the Company requires significant estimates and assumptions for each period. For the periods ended September 30, 2021 and September 30, 2020 respectively, the assumptions related to derivative valuation was as follows:

Estimate and assumption	September 30, 2021	September 30, 2020
Volatility	N/A	172.45%
Expected remaining term	N/A	2 years
Exercise price	N/A	$1.05 - $2.00
Stock price	N/A	$7.00
Dividend rate	N/A	0%
Discount rate	N/A	0.17%

For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2020, the Company’s only derivative financial instruments were outstanding warrants since the Company did not have enough unissued authorized shares to satisfy the exercise of all the outstanding warrants.   As of September 30, 2020, we noted that the warrant holders released the Company of their obligation under the original warrants as part of the transaction on July 14, 2020. As evidence was obtained that impacted the valuation on September 30, 2020 after the balance sheet date that impacted the balance at September 30, 2020, the warrants were written down to zero. There were not additional warrants issued during the period ended September 30, 2021.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. As of September 30, 2021, the Company’s stock price used in the Black-Scholes-Merton pricing model was based on recent sales of the Company’s common stock to unrelated investors since there no market price for the Company’s common stock at September 30, 2021. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $4,979 at September 30, 2021 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2021, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Note 3 – Accrued Expenses

Accrued expenses payable consisted of the following at September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Director fees	$236,582	$282,305
Accrued professional services	37,196
Other	86,960
Total Accrued Expenses	$360,738	$282,305

Note 4 – Stockholders’ Equity

As of September 30, 2021, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

On February 19, 2019, the Company and the holders of 81,000,000 Warrants executed an Amendment and Modification Agreement, changing the warrant exercise prices from $0.074 to $0.148, to $1.90 for all classes of warrants it held. On the same day the Company and the holders of 43,200,000 warrants split equally between Class B, C, D and E (10,800,000 per class) executed an Amendment and Modification Agreement, changing the warrant exercise price to a phased strike price ranging between $1.05 and $2.00. Previously the holder of 10,800,000 “A Warrants” also entered into an amendment and modification agreement, changing the warrant strike price ranging from $1.05 to $2.00

Following the transaction described in Note 1, last year a number of warrants which had previously been issued have been under review by the Company to ensure their original terms and conditions were not out of synchronization with the business plans overall of the newly restructured company going forward. One warrant holder of A Class warrants requested the original terms of his warrants be amended to accommodate the anticipated rise in value execution of the business plan would be expected to have on the Company value. Increases in the warrant strike price benefits the Company as increased funds are raised and placed directly in the company upon the exercise of the warrant. Accordingly the Company consented to vary the strike price on an increasing sliding scale from $1.05 to $2.00. Following a review post the recent share fluctuations, management and the other warrant holders agreed it is in the best interests of the Company, stock and warrant holders that the remaining warrants are also amended to follow the precedent set in respect of the previously amended warrant conditions. With the exception of the A Class warrants already amended as detailed above the remaining warrants have been extended to expire on August 30, 2022. This was finalized on February 21, 2019. The warrants were cancelled subsequent to the year ended September 30, 2020.

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

Note 5 - Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,057,454 and $312,633 as at September 30, 2021 and September 30, 2020 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020

Revenue. For the three months ended September 30, 2021, we generated revenues of $0 as compared to $0 for the three months ended September 30, 2020.

Operating Expenses. For the three months ended September 30, 2021 operating expenses decreased to $127,922 from $265,427 for the three months ended September 30, 2021. The decrease was mainly due to reduction in office lease payments.

Other Income. For the three months ended September 30, 2021, other income was $0, compared to other income of $0 for the three months ended September 30, 2020.

Net Income (Loss). The Company’s net loss was $(127,922) compared to a net loss of $(265,427) for the three months ended September 30, 2021 and 2020, respectively. The decrease in net loss was mainly due to the reduction of office and staff expenses .

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

The Company had $312 in cash as of September 30, 2021. The Company has negative working capital of approximately $1,890,368, and total stockholders’ deficit of $1,889,532 as of September 30, 2021.  As of September 30, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($121,726) for the three months ended September 30, 2021 primarily as a result of the slow down in the Chinese market due to Covid related restrictions.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the three months ended September 30, 2021.

Financing Activities

Cash flow from financing activities – During the three months ended September 30, 2021, our financing activities provided cash of $129,467 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: November 18, 2021	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: November 18, 2021	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director