Form 10-Q
period 2021-12-31
TOKEN COMMUNITIES LTD.
filed 2022-02-17
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2021

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of December 31, 2021, and June 30, 2021

	December 31, 2021	June 30, 2021
		(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	354,542	354,542
Due to related parties	1,104,870	927,987
Total current liabilities	1,931,900	1,755,017
STOCKHOLDERS’ DEFICIT

2,095,872,947 and 2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(3,772)	12,720
Accumulated deficit	(3,176,177)	(3,015,786)
Total stockholders’ deficit	(1,930,752)	(1,753,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Three months ended December 31, 2021	Three months ended December 31, 2020	Six months ended December 31, 2021	Six months ended December 31, 2020

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	32,469	434,479	160,391	1,294,888
TOTAL OPERATING EXPENSES	32,469	434,479	160,391	1,294,888

LOSS FROM OPERATIONS	(32,469)	(434,479)	(160,391)	(1,294,888)

OTHER INCOME (EXPENSE)	0	0	0	0
Gain on forgiveness of debt	0	262,116	0	262,116
TOTAL OTHER INCOME (EXPENSE)	0	262,116	0	262,116

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(32,469)	$(172,363)	$(160,391)	$(1,032,772)
Foreign exchange translation gain (loss)	(8,750)	59,300	(16,491)	71,413
Comprehensive income	$(41,219)	$(113,063)	$(176,882)	$(961,359)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$00	$0.00	$00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	1,745,946,024	2,095,872,947	1,745,846,380

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)
Foreign currency translation gain (loss)	0	0	0	(69,354)	0	(69,354)
Issuance of shares for change in ownership	1,745,000,585	174,500	0	0	0	174,500
Stock Issued for services	595,162	60	595,102	0	0	595,162
Net income for the period	0	0	0	0	(1,294,888)	(1,294,888)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, December 31, 2020	2,095,872,947	$209,587	$1,039,610	$21,232	$(2,782,408)	$(1,511,979)

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,868)
Foreign currency translation gain	0	0	0	(16,491)	0	(16,491)
Net income for the period	0	0	0	0	(160,391)	(160,391)
Balance, December 31, 2021	2,095,872,947	$209,587	$1,039,610	$(3,771)	$(3,176,177)	$(1,930,750)

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(160,391)	(1,294,888)
Adjustments to reconcile net income to net cash used in operating activities
Stock issued for acquisition	0	174,500
Stock issued for services	0	595,162
Gain on forgiveness of debt	0	(262,116)
Other equity adjustments	0	(24,259)
Changes in operating assets and liabilities:
Accounts payable	0	68,557
Accrued expenses	0	71,057
Net cash used in operating activities	(160,391)	(409,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	176,882	479,225
Net cash provided by financing activities	176,882	479,225

Effect of exchange rate changes on cash and equivalents	(16,491)	(69,354)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
Transfer from related parties for forgiveness of debt	$0	$262,116
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $3,176,177 at December 31, 2021 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	December 31, 2021	December 31, 2020
Period end: GBP to USD exchange rate	$1.37	$1.24
Average period: GBP to USD exchange rate	$1.31	$1.29

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of December 31, 2021 and 2020, the allowance for uncollectible accounts receivable was zero, respectively.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $16,491 at December 31, 2021 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our office locations have been closed effective April 1, 2020. As part of reduction of mandates in place, our offices have begun to open on a limited basis beginning February 1, 2022. The offices are following local gathering rules, and quarantine requirements for people currently suffering and recovering from Covid.

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

The measures taken to date will impact the Company’s business for the fiscal second quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2021, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses payable consisted of the following at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Director fees	$236,582	$236,582
Accrued professional services	31,000	31,000
Other	86,960	86,960
Total Accrued Expenses	$354,542	$354,542

Note 4 – Stockholders’ Equity

As of December 31, 2021, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

Note 5 - Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,104,870 and $927,987 as at December 31, 2021 and June 30, 2021 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended December 31, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended December 31, 2021 with the Three Months Ended December 31, 2020

Revenue. For the three months ended December 31, 2021, we generated revenues of $0 as compared to $0 for the three months ended December 31, 2020.

Operating Expenses. For the three months ended December 31, 2021 operating expenses decreased from $434,479 for the three months ended December 31, 2020 to $32,469. The decrease was mainly due to reduction of staff and reduction of office space.

General and Administrative Expenses. Our general and administrative expenses decreased to $32,469 for the three months ended December 31, 2021 from $434,479 for the three months ended December 31, 2020. The decrease was primarily a result of the reduction of staff and operational expenses.

Other Income. For the three months ended December 31, 2020, other income was $262,116, compared to other income of $0 for the three months ended December 31, 2021. The decrease in other income was primarily due to the stagnant market for our products.

Net Income (Loss). The Company’s net loss was $(172,363) compared to a net loss of $(32,469) for the three months ended December 31, 2020 and 2021, respectively. The decrease in net income (loss) was mainly due to the reduction of staff and operational expenses.

Comparison of the Six Months Ended December 31, 2021 with the Six Months Ended December 31, 2020

Revenue. For the six months ended December 31, 2021, we generated revenues of $0 as compared to $0 for the six months ended December 31, 2020.

Operating Expenses. For the six months ended December 31, 2021 operating expenses decreased to 160,391 from $1,294,888 for the six months ended December 31, 2020. The decrease was mainly due to the decrease of operational expenses during the Covid pandemic.

General and Administrative Expenses. For the six months ended December 31, 2021 general and administrative decreased to $160,391 from $1,294,888 for the six months ended December 31, 2020. The decrease was mainly due to the reduction of staff and operational expenses.

Other Income. For the six months ended December 31, 2021, other income was $0, compared to other income of $262,116 for the six months ended December 31, 2020. The decrease in other income was primarily due to the stagnant market for our products.

Net Income (Loss). The Company’s net (loss) was $(1,032,773) compared to a net income of $(160,391) for the six months ended December 31, 2020 and 2021, respectively. The decrease in net loss was mainly due to the reduction of operational expenses.

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

The Company had $312 in cash as of December 31, 2021. The Company has negative working capital of approximately $1,931,588, and total stockholders’ deficit of $1,930,752 as of December 31, 2021.  As of December 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($160,391) for the six months ended December 31, 2021 primarily as a result of the reduction in staff and operational expenses.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the six months ended December 31, 2021.

Financing Activities

Cash flow from financing activities – During the six months ended December 31, 2021, our financing activities provided cash of $176,882 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended December 31, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: February 17, 2022	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: February 17, 2022	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director