Form 10-Q
period 2022-03-31
TOKEN COMMUNITIES LTD.
filed 2022-05-18
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2022, the Company had 2,095,671,162 outstanding  shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of March 31, 2022, and June 30, 2021

	March 31, 2022	June 30, 2021
		(audited)
ASSETS
Assets
Current Assets:
Cash and equivalents	312	$312
Total current assets	312	312

Other assets	836	836
TOTAL ASSETS	$1,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	354,542	354,542
Due to related parties	1,153,826	927,987
Total current liabilities	1,980,856	1,755,017
STOCKHOLDERS’ DEFICIT

2,095,872,947 and 270,000,000 shares issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(5,584)	12,720
Accumulated deficit	(3,223,321)	(3,015,786)
Total stockholders’ deficit	(1,979,708)	(1,753,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended March 31, 2022	Three months ended March 31, 2021	Nine months ended March 31, 2022	Nine months ended March 31, 2021

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	47,144	112,540	207,535	1,077,428
TOTAL OPERATING EXPENSES	47,144	112,540	207,535	1,077,428

LOSS FROM OPERATIONS	(47,144)	(112,540)	(207,535)	(1,077,428)

OTHER INCOME (EXPENSE)	0	0	0	0
Gain on forgiveness of debt	0	0	0	262,116
TOTAL OTHER INCOME (EXPENSE)	0	0	0	262,116

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(47,144)	$(112,540)	$(207,535)	$(815,312)
Foreign exchange translation gain (loss)	5,928	(436)	(18,304)	70,977
Comprehensive loss	$(41,216)	$(112,976)	$(225,838)	$(744,335)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$00	$0.00	$00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	2,006,438,842	2,095,671,162	2,006,438,482

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2022

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)
Foreign currency translation gain	0	0	0	10,054		10,054
Issuance of shares for change in ownership	1,745,000,585	174,500				174,500
Net income for the period	0	0	0	0	(265,427)	(265,427)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, March 31, 2021	2,095,277,785	$209,587	$444,508	$100,640	$(1,752,768)	$(998,092)

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,868)
Foreign currency translation gain	0	0	0	(18,304)		(18,304)
Net income for the period	0	0	0	0	(207,535)	(207,535)
Balance, March 31, 2022	2,095,872,947	$209,587	$1,039,610	$(5,584)	$(3,223,321)	$(1,973,708)

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(207,535)	$(815,312)
Adjustments to reconcile net income to net cash used in operating activities
Stock issued for acquisition	0	174,541
Stock issued for services	0	265,162
Gain on forgiveness of debt	0	(262,116)
Other equity adjustments	0	(24,300)
Changes in operating assets and liabilities:
Accounts payable	0	76,800
Accrued expenses	0	76,284
Net cash used in operating activities	$(207,535)	$(508,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	225,839	579,918
Net cash provided by financing activities	225,839	579,918

Effect of exchange rate changes on cash and equivalents	(18,304)	(70,977)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
Transfer from related parties for forgiveness of debt	$0	$262,116
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Certificate of Incorporation, changing its name to Token Communities Ltd.  The Company researches and creates white paper analysis for companies regarding block chain technology through its subsidiary Token Communities PLC (“PLC”).

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

On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Company, controlled by an executive officer of the Company) acquiring 83% of the outstanding stock from other control individuals. As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406 shares of it’s common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the facts that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $3,223,321 at March 31, 2022 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	March 31, 2022	March 31, 2021
Period end: GBP to USD exchange rate	$1.37	$1.37
Average period: GBP to USD exchange rate	$1.31	$1.31

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of March 31, 2022 and 2021, the allowance for uncollectible accounts receivable was zero, respectively.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $19,609 at March 31, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2022, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Note 3 – Accrued Expenses

Accrued expenses payable consisted of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Director fees	$236,582	$236,582
Accrued professional services	31,000	31,000
Other	86,960	86,960
Total Accrued Expenses	$354,542	$354,542

Note 4 – Stockholders’ Equity

As of March 31, 2022, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On July 14, 2020, the Company issued 1,745,000,585 shares as part of the acquisition agreement described in Note 1. This resulted in an expense on the income statement in the amount of $ 174,500.

On August 12, 2020, the Company issued 595,162 shares of common stock for services with a deemed value of $ 595,162.

Note 5 – Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,153,826 and $927,987 as at March 31, 2022 and June 30, 2021 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Note 7 – Subsequent Events

On April 25, 2022 the Company closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. With the sale of the Lukki Exchange the Company instead will only be involved in the advisory and consulting or companies regarding block chain technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

Revenue. For the three months ended March 31, 2022, we generated revenues of $0 as compared to $0 for the three months ended March 31, 2021.

Operating Expenses. For the three months ended March 31, 2022 operating expenses decreased from $112,540 for the three months ended March 31, 2021 to $47,144. The decrease was mainly due to the Covid lock-down and the slowdown of business activities.

Other Income. For the three months ended March 31, 2021, other income was $0, compared to other income of $0 for the three months ended March 31, 2022.

Net Income (Loss). The Company’s net loss was $(112,976) compared to a net loss of $(41,216) for the three months ended March 31, 2021 and 2022, respectively. The decrease in net income (loss) was mainly due to the Covid lock-down and setting up remote/off-site working procedures.

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

The Company had $312 in cash as of March 31, 2022. The Company has negative working capital of approximately $1,974,347, and total stockholders’ deficit of $1,980,856 as of March 31, 2022.  As of March 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($207,535) for the three months ended March 31, 2022, and ($508,941 for the three months ended March 31, 2021, a reduction of ($301,406) primarily as a result of the reduction in staff and operational expenses.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the three months ended March 31, 2022 and March 31, 2021.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2022, our financing activities provided cash of $225,839 as compared to $579,918 for the three months ended March 31, 2021 primarily as a result of the decrease market activities and Covid related lock-downs.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: May 18, 2022	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: May 18, 2022	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director