Form 10-K
period 2022-06-30
TOKEN COMMUNITIES LTD.
filed 2022-10-13
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: As of October 4, 2022, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

i

PART I

Item 1. Business

Overview

Token Communities, Ltd. (hereinafter the “Company”, “Our”, “We” or “Us”) researches and creates white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange,” including until its sale in April 2022. The Lukki Exchange offers its users the user-friendly interface an in-depth experience in crypto assets trading. We do not believe the operation of the Lukki Exchange triggers any obligations under the Securities Act or Securities Exchange Act, including any requirements to register as a national securities exchange, alternative trading system or broker-dealer, or any obligations to register with the CFTC as a futures exchange. The Lukki Exchange is operated outside of the United States (China), and not available to citizens of the United States. Further the LOT is not a “security” as established in the US Supreme Court case of SEC v Howey. The Howey Test has remained a notable determiner of regulatory oversight for many decades. In the past few years, it has been called into question, most frequently in conjunction with discussions about cryptocurrencies and blockchain technology. In SEC v Howey, the Supreme Court articulated the legal standard for determining when a financial arrangement may be deemed an “investment contract” and, therefore, a “security.” As Howey and its progeny explain, a financial arrangement is an “investment contract” if the arrangement involves (1) an investment of money; (2) in a common enterprise; (3) with a reasonable expectation of profits to be (4) derived from the entrepreneurial or managerial efforts of others. The Howey Test determines that a transaction represents an investment contract if “a person invests his money in a common enterprise and is led to expect profits solely from the efforts of the promoter or a third party,” Here there is no evidence of investors’ reasonable expectation of profits derived predominantly from the managerial efforts of others. In recent years, the SEC has ruled that the two most valuable cryptocurrencies—Bitcoin and Ethereum—are not securities, Further we do not undertake any brokerage activities including marketing and facilitating the sale of digital assets, accepting investors’ orders and funds for payment, and enabling the disbursement of proceeds. We do not receive compensation based on a percentage of the proceeds raised.  We also do not purchase and then resell LOT for accounts in the Company’ name.

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

Our Company

The Company researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange” until its sale in April 2022.

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

Employees

Currently we and our subsidiaries employ a total of eight individuals. These individuals consist of management, developers, sales and support staff. Some of these individuals are employed through outside sourcing companies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The registration of each class of the Company’s securities registered pursuant to Exchange Act Section 12 was revoked effective October 15, 2020 because it failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because it had not timely filed any periodic reports with the SEC since the period ended June 30, 2018. The Company has applied for a trading symbol but has not received confirmation as of the date of this Report and there is no guarantee that the Company will obtain a trading symbol.

Holders

As of October 4, 2022, there were 2,095,671,162 shares of common stock outstanding, which were held by approximately 162 record holders.

Dividends

Through June 30, 2022, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2022, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Plan of Operation

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” (until its sale in April 2022) including all client lists, intellectual property related to the brand “Lukki”.

Results from Operations – For the year ended June 30, 2022 as compared to June 30, 2021

Revenue

For the years ended June 30, 2022 and 2021, the Company had total sales of $0 and $0, respectively. The lack of revenues was due to the inability of the Company to generate sales.

Operating Expenses

Total operating expenses decreased to $318,564 in 2022 from $1,790,381 in 2021, a decrease of $1,471,817. The decrease was primarily due to the decrease in both rent and salary during the year from the shutdown that occurred in China during the fiscal year ended June 30, 2022.

Loss From Operations

As a result of the foregoing, our loss from operations was $318,564 for the year ended June 30, 2022, compared with $1,790,381, for the year ended June 30, 2021. The decrease in our overall loss from operations was a result of a slowdown in business operations and a decrease in General and Administrative expenses in Shenzhen.

Other Income (Expense)

Other Income (Expense) decreased from $262,115 in 2021 to $50,000 in 2022. This decrease was due to one-time debt forgiveness recognized in the prior year. During the year end December 31, 2022 the income was related to the sale of the lukki exchange.

Net Income (Loss)

For the year ended June 30, 2022 the Company had net loss of $268,564 compared to a net loss of $1,528,265 for the year ended June 30, 2021, a decrease of $1,259,701. The decrease is primarily due to the decrease in operations as discussed above related to Shenzen.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $51,148 in Total Assets, consisting of $312 in cash, $50,000 in deposits, and $836 in other assets. The Company’s total liabilities exceeded its consolidated current assets by approximately $1,993,493 as of June 30, 2022 primarily due to $1,258,678 due to related parties. Total liabilities exceeded its consolidated current assets by approximately and $1,753,869 as of June 30, 2021.

As of June 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Our cash flows for the year ended June 30, 2022 and 2021 are summarized below:

	Year Ending June 30, 2022	Year Ending June 30, 2021
Net cash used in operating activities	$(318,564)	$(850,541)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$336,887	$928,407
Net Change in Cash	$0	$0
Cash at beginning of year	$312	$312
Cash at end of year	$312	$312

Net Cash Used in Operating Activities

For the year ended June 30, 2022, ($318,564) net cash used in operating activities was primarily attributable to loss from operations, as well as the increase in deposits for the Lukki exchange sale. For the year ended June 30, 2021, ($850,541) net cash used in operating activities was primarily due to loss from operations.

Net Cash Used in Investing Activities

For the year ended June 30, 2022 and June 30, 2021, net cash used in investing activities was $0.

Net Cash Provided by Financing Activities

For the year ended June 30, 2022, net cash provided by financing activities was $336,887 as compared to $928,407 for the year ended June 30, 2021. The change was due to an advance from a related party.

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

Item 8. Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Token Communities, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Token Communities, Ltd. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses since inception of $3,278,152. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties.

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, CO

October 13, 2022

PCAOB# 6778

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of June 30, 2022, and June 30, 2021

	June 30, 2022	June 30, 2021 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Deposits	50,000
Total current assets	50,312	312

Other assets	836	836
TOTAL ASSETS	$51,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	354,542	354,542
Due to related parties	1,258,676	927,987
Total current liabilities	2,085,706	1,755,017
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(5,603)	12,720
Accumulated deficit	(3,278,152)	(3,015,786)
Total stockholders’ deficit	(2,034,558)	(1,753,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Year ended June 30, 2022	Year ended June 30, 2021

REVENUES	$0	$0

OPERATING EXPENSES
General and administrative	318,564	1,790,381
TOTAL OPERATING EXPENSES	318,564	1,790,381

LOSS FROM OPERATIONS	(318,564)	(1,790,381)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	0	262,116
Gain on sale of Lukki exchange	50,000	0
TOTAL OTHER INCOME (EXPENSE)	50,000	262,116

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(268,564)	$(1,528,265)
Foreign exchange translation gain (loss)	(18,323)	(77,866)
Comprehensive income	$(286,887)	$(1,606,131)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,871,947	2,028,746,650

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2022

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2020	350,277,200	$35,028	$444,508	$90,586	$(1,463,262)	$(893,140)
Foreign currency translation gain	0	0	0	(77,866)		(77,866)
Issuance of shares for change in ownership	1,745,000,585	174,500				174,500
Issuance of shares for services			595,102			595,102
Net income for the period	0	0	0	0	(1,528,265)	(1,528,265)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, June 30, 2021	2,095,277,785	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,869)

Foreign currency translation gain	0	0	0	(18,323)		(18,323)
Net income for the period	0	0	0	0	(268,564)	(268,564)
Other equity adjustments					6,198	6,198

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(3,278,152)	$(2,034,558)

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(268,564)	(1,528,265)
Adjustments to reconcile net income to net cash used in operating activities
Stock issued for acquisition	0	174,500
Stock issued for services	0	595,162)
Gain on forgiveness of debt	0	(262,116)
Other equity adjustments	0	(24,259)
Changes in operating assets and liabilities:
Accounts payable	0	76,800
Deposits	(50,000)	0
Accrued expenses	0	117,637
Net cash used in operating activities	(318,564)	(850,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	336,887	928,407
Net cash provided by financing activities	336,887	928,407

Effect of exchange rate changes on cash and equivalents	(18,323)	(77,866)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
Transfer from related parties for forgiveness of debt	$0	$262,116
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

On April 25, 2022 the Company closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. With the sale of the Lukki Exchange the Company instead will only be involved in the advisory and consulting or companies regarding block chain technology

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company had a stockholders’ deficit of $3,278,152 at June 30, 2022 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	June 30, 2022	June 30, 2021

Period end: GBP to USD exchange rate	$1.21	$1.37

Average period: GBP to USD exchange rate	$1.30	$1.31

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of June 30, 2022 and 2021, the allowance for uncollectible accounts receivable was zero, respectively.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. ny’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in results of operations as adjustments to fair value of derivatives.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation loss of $5,603 at June 30, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2022, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses payable consisted of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021

Director fees	$236,582	$236,582

Accrued professional services	31,000	31,000

Other	86,960	86,960

Total Accrued Expenses	$354,542	$354,542

Note 4 – Stockholders’ Equity

As of June 30, 2022, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

On August 12, 2020, the Company issued 595,162 shares of common stock for services with a deemed value of $595,162.

Note 5 - Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,258,676 and $927,987 as at June 30, 2022 and June 30, 2021 respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our management, including our Chief Executive Officer (CEO) and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

2)	inadequate segregation of duties consistent with control objectives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2023, with the exception of the following reports.

Reporting Person	Form Type
David Chen	3
Peter Yaugh Chen	4

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2022 and June 30, 2021, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chen,	2022	$-	-	-	-	-	-	-	$0
CEO, Director (1)	2021	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2022	$-	-		-	-	-	-	$0
CFO, Director (2)	2021	$-	-		-	-	-	-	$0

Peter Maddocks,	2022	$-	-	-	-	-	-	-	$0
Director (3)	2021	$-	-	-	-	-	-	-

Xiangru Lin,	2022	$-	-	-	-	-	-	-	$0
Director (4)	2021	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President July 14, 2020.

(2)	Peter Yaugh Chen was named Director and CFO July 14, 2020.

(3)	Peter Maddocks was named director, CEO, and CFO April 10, 2017. On February 26, 2018 Mr. Maddocks resigned as CEO, and on April 2, 2019 he resigned as CFO. On June 20, 2019 he was named President/CEO/CFO, which titles he resigned on July 14, 2020, remaining as a Director.

(4)	Xiangru Lin was named director July 14, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of June 30, 2022, the Company had authorized 5,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. There were 2,095,671,162 shares of common stock and 0 shares of Preferred Stock outstanding as of June 30, 2022.

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

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $927,987 and $1,258,676 as at June 30, 2021 and 2022, respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2021	2022
Audit Fees	$22,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total Fees	$31,500	$31,500

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2021 or 2022.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2021 or 2022.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended June 30, 2021 and 2022 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

TOKEN COMMUNITIES LTD.

Dated: October 13, 2022	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: October 13, 2022	By:	/s/ Peter Yaugh Chen
Peter Yaugh Chen
Chief Financial Officer, Director

Dated: October 13, 2022	By:	/s/ Peter Maddocks
Peter Maddocks
Director

Dated: October 13, 2022	By:	/s/ Xiangru Lin
Xiangru Lin
Director