Form 10-Q
period 2022-09-30
TOKEN COMMUNITIES LTD.
filed 2022-11-21
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 21, 2022, the Company had 2,095,671,162 outstanding  shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of September 30, 2022, and June 30, 2021

	September 30, 2022	June 30, 2022 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Deposits	50,000	50,000
Total current assets	50,312	50,312

Other assets	836	836
TOTAL ASSETS	$51,148	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	354,542	354,542
Due to related parties	1,385,409	1,258,676
Total current liabilities	2,212,438	2,085,706
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(5,632)	(5,603)
Accumulated deficit	(3,404,855)	(3,278,152)
Total stockholders’ deficit	(2,161,290)	(2,034,558)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended September 30, 2022	Three months ended September 30, 2021

REVENUES	$0	$0

OPERATING EXPENSES
General and administrative	126,683	127,922
TOTAL OPERATING EXPENSES	126,683	127,922

LOSS FROM OPERATIONS	(126,683)	(127,922)

OTHER INCOME (EXPENSE)
Gain on foregiveness of debt	0	0
Gain on sale of Lukki exchange	0	0
TOTAL OTHER INCOME (EXPENSE)	0	0

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(126,683)	$(127,922)
Foreign exchange translation gain (loss)	(29)	(7,741)
Comprehensive income	$(126,712)	$(1,35,663)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,871,947	2,095,871,947

The accompanying notes are an integral part of these financial statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,869)
Foreign currency translation gain	0	0	0	(7,741)		(7,741)
Net income for the period	0	0	0	0	(127,922)	(127,922)
Balance, September 30, 2021	2,095,872,947	$209,587	$1,039,610	$4,979	$(3,143,708)	$(1,889,532)
Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(3,278,152)	$(2,034,558)
Foreign currency translation gain	0	0	0	(29)	0	(29)
Net income for the period	0	0	0	0	(126,683)	(126,683)
Balance, September 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,632)	$(3,404,855)	$(2,160,290)

The accompanying notes are an integral part of these financial statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(126,683)	(127,922)
Changes in operating assets and liabilities:
Accrued expenses	0	6,196
Net cash used in operating activities	(126,683)	(121,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	126,712	129,467
Net cash provided by financing activities	126,712	129,467

Effect of exchange rate changes on cash and equivalents	(29)	(7,741)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312
Non-cash operating activities
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Company, controlled by two individuals) acquiring 83% of the outstanding stock from other control individuals. As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406 shares of its common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the fact that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $3,404,855 at September 30, 2022 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	June 30, 2022	September 30, 2021
Period end: GBP to USD exchange rate	$1.12	$1.30
Average period: GBP to USD exchange rate	$1.17	$1.29

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of September 30, 2022 and 2021, the allowance for uncollectible accounts receivable was zero, respectively.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation loss of $5,630 at June 30, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2022, through the date which the CFS were issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the CFS.

Note 3 – Accrued Expenses

Accrued expenses payable consisted of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Director fees	$236,582	$236,582
Accrued professional services	31,000	31,000
Other	86,960	86,960
Total Accrued Expenses	$354,542	$354,542

Note 4 – Stockholders’ Equity

As of September 30, 2022, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

Note 5 - Related Party Transactions

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,384,409 and $1,258,676 as at September 30, 2022 and June 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

Revenue. For the three months ended September 30, 2022, we generated revenues of $0 as compared to $0 for the three months ended September 30, 2021.

Operating Expenses. For the three months ended September 30, 2022 operating expenses decreased from $127,922 for the three months ended September 30, 2021 to $126,683. The decrease was mainly due the slowdown of business activities.

Other Income. For the three months ended September 30, 2021, other income was $0, compared to other income of $0 for the three months ended September 30, 2022.

Net Income (Loss). The Company’s net loss was $(127,922) compared to a net loss of $(126,683) for the three months ended September 30, 2021 and 2022, respectively. The increase in net income (loss) was mainly due to the relocation of the China office.

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

The Company had $312 in cash as of September 30, 2022. The Company has negative working capital of approximately $2,161,290, and total stockholders’ deficit of $2,161,290 as of September 30, 2022.  As of September 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($126,683) for the three months ended September 30, 2022, and ($121,726) for the three months ended September 30, 2021, an increase of $4,957 primarily as a result of the relocation of the China office and operational expenses.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the three months ended September 30, 2022 and September 30, 2021.

Financing Activities

Cash flow from financing activities – During the three months ended September 30, 2022, our financing activities provided cash of $126,712 as compared to $129,467 for the three months ended September 30, 2021 primarily as a result of the decrease in market activities, and the China office move.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: November 21, 2022	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: November 21, 2022	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director