Form 10-Q
period 2022-12-31
TOKEN COMMUNITIES LTD.
filed 2023-02-21
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2022

Commission File No.

000-55688

Token Communities Ltd.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 17, 2023, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of December 31, 2022, and June 30, 2022

	December 31, 2022	June 30, 2022 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	$312	$312
Deposits	50,000	50,000
Total current assets	50,312	50,312

Other assets	836	836
TOTAL ASSETS	$51,148	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$472,488	$472,488
Accrued expenses	354,542	354,542
Due to related parties	1,425,676	1,258,676
Total current liabilities	2,252,706	2,085,706
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(8,977)	(5,603)
Accumulated deficit	(3,441,778)	(3,278,152)
Total stockholders’ deficit	(2,201,558)	(2,034,558)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	36,943	32,469	163,626	160,391
TOTAL OPERATING EXPENSES	36,943	32,469	163,626	160,391

LOSS FROM OPERATIONS	(36,943)	(32,469)	(163,626)	(160,391)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(36,943)	$(32,469)	$(163,626)	$(160,391)
Foreign exchange translation gain (loss)	(3,345)	(8,750)	(3,374)	(16,491)
Comprehensive income	$(40,288)	(41,219)	$(167,000)	$(176,882)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2022

			Additional
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2021	2,095,277,785	$209,587	$1,039,610	$12,720	$(3,015,786)	$(1,753,869)

Foreign currency translation gain	0	0	0	(16,491)	0	(16,491)
Net income for the period	0	0	0	0	(160,391)	(160,391)
Balance, December 31, 2021	2,095,277,785	$209,587	$1,039,610	$(3,771)	$(3,176,177)	$(1,930,750)

Balance, June 30, 2022	2,095,671,162	$209,587	$1,039,610	$(5,603)	$(3,278,152)	$(2,034,558)

Foreign currency translation gain	0	0	0	(3,374)	0	(3,374)
Net income for the period	0	0	0	0	(163,626)	(163,626)

Balance, December 31, 2022	2,095,671,162	$209,587	$1,039,610	$(8,977)	$(3,441,778)	$(2,201,558)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(163,626)	(160,391)
Adjustments to reconcile net income to net cash used in operating activities
Net cash used in operating activities	(163,626)	(160,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	167,000	176,882
Net cash provided by financing activities	167,000	176,882

Effect of exchange rate changes on cash and equivalents	(3,374)	(16,491)

NET DECREASE IN CASH AND EQUIVALENTS	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	312	312

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

On April 25, 2022 Token Communities, Ltd. (the “Company”) closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. This was due to the Chinese governments restrictions on foreign cryptocurrencies. Given this the Company has remained in the advisory and consulting or companies regarding block chain technology, and has maintained a remote staff in China to conduct research and development on naturopathic medicine.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $3,441,778 at December 31, 2022 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	December 31, 2022	December 31, 2021
Period end: GBP to USD exchange rate	$1.12	$1.37
Average period: GBP to USD exchange rate	$1.17	$1.31

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.   As of December 31, 2022 and 2021, the allowance for uncollectible accounts receivable was zero, respectively.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

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

Revenue from advisory fees and related services are recognized under Topic 606 in a manner that reasonably reflects the delivery of services to customers in return for expected consideration and includes the following elements:

•	executed contract(s) with our customer(s) that we believe is legally enforceable;

•	identification of performance obligation in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	allocation of the transaction price to each performance obligation; and

•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to the Company’s only revenue category, are summarized below:

•

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation loss of $5,603 at December 31, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses payable consisted of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Director fees	$236,582	$236,582
Accrued professional services	31,000	31,000
Other	86,960	86,960
Total Accrued Expenses	$354,542	$354,542

NOTE 4 - STOCKHOLDERS’ EQUITY

As of December 31, 2022, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,425,676 and $1,258,676 as at December 31, 2022 and June 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to December 31, 2022 to the date these financial statements were prepared.  The Company has determined there are no subsequent events except as noted below.

On January 10, 2023 Token Communities Ltd. (the “Company”) entered into a Stock Purchase Agreement with Elements of Health and Wellness, Inc., a company incorporated in the Florida (“Elements”) whereby the Company acquired ninety shares of common stock of Elements (which represents ninety percent of the outstanding shares of common stock of Elements) in exchange for the issuance of a promissory note in the principal amount of Two Hundred Twenty Five Thousand Dollars ($225,000) (the “Note”). The Note provides for a term of five years and bears interest at a rate of three percent per annum. The transactions set forth above closed on January 10, 2023. As a result of the closing of transaction set forth above, Elements has become a subsidiary of the Company and the Company has expanded its business operations into the health and wellness sector.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology.  Part of our original goal was to attract Chinese crypto currencies to trade on our exchange.  Unfortunately China no longer permitted foreign crypto currency operations such as these and we began.  During the end of 2022 the Company began researching developing naturopathic medicine to diversify the operations of the Company.  At the time we formed a research and development team.  This team developed six potential products as wellness supplements with a company located in Xi-An, China. This led the Company to acquire  Elements of Health and Wellness, Inc. as discussed in Note 7 of the Financial Statements.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended December 31, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended December 31, 2022 with the Three Months Ended December 31, 2021

Revenue. For the three months ended December 31, 2022, we generated revenues of $0 as compared to $0 for the three months ended December 31, 2021.

Operating Expenses. For the three months ended December 31, 2022 operating expenses increased to $36,943 from $32,469 for the three months ended December 31, 2021.

General and Administrative Expenses. Our general and administrative expenses increased to $36,943 for the three months ended December 31, 2022 from $32,469 for the three months ended December 31, 2021.

Other Income. For the three months ended December 31, 2022 and 2021, other income was $0, respectively.

Net Income (Loss). The Company’s net loss was $(36,943) compared to a net loss of ($32,469) for the three months ended December 31, 2022 and 2021, respectively, remaining fairly consistent period over period.

Comparison of the Six Months Ended December 31, 2022 with the Six Months Ended December 31, 2021

Revenue. For the six months ended December 31, 2022, we generated revenues of $0 as compared to $0 for the six months ended December 31, 2021.

Operating Expenses. For the six months ended December 31, 2022 operating expenses remained fairly consistent, increasing slightly to $163,626 from $160,391 for the six months ended December 31, 2021.

General and Administrative Expenses. For the six months ended December 31, 2022 general and administrative increased to $163,626 from $160,391 for the six months ended December 31, 2021, remaining fairly consistent period to period.

Our general and administrative expenses increased to $163,626 the six months ended December 31, 2022 from $160,391 for the six months ended December 31, 2021, remaining fairly consistent period to period.

Other Income. For the six months ended December 31, 2022 and 2021, other income was $0, respectively.

Net Income (Loss). The Company’s net (loss) was $(163,626) compared to a net loss of ($160,391) for the six months ended December 31, 2022 and 2021, respectively. The balance remained fairly consistent as the Company did not have any significant changes in operations or personnel during the period.

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

The Company had $312 in cash as of December 31, 2022. The Company has negative working capital of approximately $2,202,394, and total stockholders’ deficit of $3,441,778 as of December 31, 2022.  As of December 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was ($163,626) for the six months ended December 31, 2022 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was 0 for the six months ended December 31, 2022.

Financing Activities

Cash flow from financing activities – During the six months ended December 31, 2022, our financing activities provided cash of $167,000 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended December 31, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: February 21, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: February 21, 2023	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director

