Form 10-K/A
period 2022-06-30
TOKEN COMMUNITIES LTD.
filed 2023-05-05
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A AMENDMENT NO. 1

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

 850 Tidewater Shore Loop, Suite 402

Bradenton, Florida, 34208

(Address of principal executive offices)

(631) 397-1111

(Issuer’s telephone number)

4802 Lena Road, Unit 105

Bradenton, Florida, 34211

(Former name, former address and former fiscal year, if changed since last report)

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

Explanatory Note

Token Communities Ltd. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission on October 13, 2022. Changes and revisions have been made to the following items: (i)  relabel an asset on the Balance Sheet (from “Deposit” to “Accounts Receivable”) and to amend related footnotes, (ii) revise Footnote 2 to the Financial Statements to reflect the Company has more than one revenue category, (iii) relabel Operating Expenses on the Consolidated Statements of Operations to provide more detailed disclosure on the expenses incurred by the Company and revise related footnotes, and (iv) remove liabilities that were forgiven as part of the acquisition transaction.  The aforementioned changes have no effect on the Income Statement, but resulted in a restatement in liabilities and equity of $725,113 on the Balance Sheet.  This Form 10-K/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $51,148 in Total Assets, consisting of $312 in cash, $50,000 in deposits, and $836 in other assets. The Company’s total liabilities exceeded its consolidated current assets by approximately $1,993,493 as of June 30, 2022 primarily due to $1,258,678 due to related parties. Total liabilities exceeded its consolidated current assets by approximately $1,753,869 as of June 30, 2021.

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

2020 Financial Statements Restated

As discussed in the Note 3, the 2020 financial statements have been restated to correct a misstatement.  Our opinion is not modified with respect to this matter.

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

May 5, 2023

PCAOB# 6778

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2022 AND JUNE 30, 2021

	June 30, 2022 (audited)	June 30, 2021 (audited)

ASSETS
Assets
Current Assets:
Cash and equivalents	312	$312
Accounts Receivable	50,000
Total current assets	50,312	312

Other assets	836	836
TOTAL ASSETS	$51,148	$1,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$101,916	$101,916
Due to related parties	1,258,676	927,987
Total current liabilities	1,360,592	1,029,903
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(5,603)	12,720
Accumulated deficit	(2,553,038)	(2,290,673)
Total stockholders’ deficit	(1,309,444)	(1,028,756)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$1,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Year ended June 30, 2022	Year ended June 30, 2021

REVENUES	$0	$0

OPERATING EXPENSES
Payroll Related Expenses	63,891	244,463
Rent Expense	44,145	238,079
Audit and Legal Fees	129,000	73,312
General and administrative	81,528	1,234,527
TOTAL OPERATING EXPENSES	318,564	1,790,381

LOSS FROM OPERATIONS	(318,564)	(1,790,381)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	0	262,116
Gain on sale of Lukki exchange	50,000	0
TOTAL OTHER INCOME (EXPENSE)	50,000	262,116

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(268,564)	$(1,528,265)
Foreign exchange translation gain (loss)	(18,323)	(77,866)
Comprehensive income	$(286,887)	$(1,606,131)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,871,947	2,028,746,650

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2022

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2020	277,200	$35,028	$444,508	$90,586	$(738,149)	$(168,027)
Foreign currency translation gain	0	0	0	(77,866)		(77,866)
Issuance of shares for change in ownership	1,745,000,585	174,500				174,500
Issuance of shares for services			595,102			595,102
Net income for the period	0	0	0	0	(1,528,265)	(1,528,265)
Other equity adjustments	0	0	0	0	(24,259)	(24,259)
Balance, June 30, 2021	2,095,277,785	$209,587	$1,039,610	$12,720	$(2,290,673)	$(1,028,756)

Foreign currency translation gain	0	0	0	(18,323)		(18,323)
Net income for the period	0	0	0	0	(268,564)	(268,564)
Other equity adjustments					6,198	6,198

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$(1,309,444)

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

During the last quarter of fiscal 2022 during the Company’s planned expansion of the token business into China  the regulations in China relating to cryptocurrencies changed which made the expansion difficult.  At about this time, in order to diversify the Company’s business the Company began research and development of naturopathic medicine.  Employees there were primarily focused on the research and development of naturopathic medicine, so the Company considers payroll and related costs to be related to research and development.

On April 25, 2022 the Company closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. With the sale of the Lukki Exchange the Company instead will only be involved in the advisory and consulting or companies regarding block chain technology. This consideration has not been received by the Company and has been reflected under Accounts Receivable heading in the Consolidated Balance Sheet.  There are no terms for payment of this amount.

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

Foreign Currency Translation

The accounts of Limited are maintained in USD, and the accounts of PLC are maintained in GBP. The accounts of PLC are translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction , with the GBP as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income . Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the periods.

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

Note 3 – Restatement of an error

The Company recorded accrued salaries related to former executives as part of accounts payable and accrued expenses after the Acquisition transaction on July 14, 2020.  The Company identified that as part of the agreement that these accrued salaries were forgiven as part of the initial transaction.  The company recorded adjustment to the June 30, 2020 financial statements that reduced accounts payable and accrued expenses and reduced retained deficit by $725,113.

Note 4 – Accounts payable and accrued expenses

Accrued expenses payable consisted of the following at June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021

Accrued professional services	31,000	31,000

Other	70,916	70,916

Total Accrued Expenses	$101,916	$101,916

Note 5 – Stockholders’ Equity

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

Note 6 - Related Party Transactions

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

Note 7 – Commitments and Contingencies

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, positions, terms, and periods served of the Company’s directors as of June 30, 2022 are set forth in the following table:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2022, with the exception of the following reports.

Reporting Person	Form Type
David Chen	3
Peter Yaugh Chen	4
Xiangru Lin	3

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2022 and June 30, 2021, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chen,	2022	$-	-	-	-	-	-	-	$0
CEO, Director (1)	2021	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2022	$-	-		-	-	-	-	$0
CFO, Director (2)	2021	$-	-		-	-	-	-	$0

Peter Maddocks,	2022	$-	-	-	-	-	-	-	$0
Director (3)	2021	$-	-	-	-	-	-	-	$0

Xiangru Lin,	2022	$-	-	-	-	-	-	-	$0
Director (4)	2021	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President July 14, 2020.

(2)	Peter Yaugh Chen was named Director and CFO July 14, 2020.

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

(1)

Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 31.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: May 5, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: May 5, 2023	By:	/s/ Peter Yaugh Chen
Peter Yaugh Chen
Chief Financial Officer, Director

Dated: May 5, 2023	By:	/s/ Xiangru Lin
Xiangru Lin
Director

