Form 10-Q/A
period 2022-09-30
TOKEN COMMUNITIES LTD.
filed 2023-05-05
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A AMENDMENT NO. 1

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

Explanatory Note

Token Communities Ltd. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission on November 21, 2022. Changes and revisions have been made to the following items: (i) relabel an asset on the Balance Sheet (from “Deposit” to “Accounts Receivable”) and to amend related footnotes, (ii) revise Footnote 2 to the Financial Statements to reflect the Company has more than one revenue category, (iii) relabel Operating Expenses on the Consolidated Statements of Operations to provide more detailed disclosure on the expenses incurred by the Company and revise related footnotes, and (iv) remove liabilities that were forgiven as part of the acquisition transaction. The aforementioned changes have no effect on the Income Statement but resulted in a restatement in liabilities and equity of $725,113 on the Balance Sheet. This Form 10-Q/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-Q/A.

This Form 10-Q/A reflects information as of the original filing date of the Original Form 10-Q, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-Q, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-Q (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q.

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

2

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of September 30, 2022, and June 30, 2021

	September 30, 2022	June 30, 2022 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	312	$312
Accounts Receivable	50,000	50,000
Total current assets	50,312	50,312

Other assets	836	836
TOTAL ASSETS	$51,148	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$101,916	$101,916
Due to related parties	1,385,409	1,258,676
Total current liabilities	1,487,325	1,360,592
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(5,653)	(5,603)
Accumulated deficit	(2,679,721)	(2,553,038)
Total stockholders’ deficit	(1,436,177)	(1,309,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended September 30, 2022	Three months ended September 30, 2021

REVENUES	$0	$0

OPERATING EXPENSES
Payroll Related Expenses	22,414	22,967
Rent Expense	10,234	60,395
Audit and Legal Fees	35,000	31,250
General and administrative	59,035	13,310
TOTAL OPERATING EXPENSES	126,683	127,922

LOSS FROM OPERATIONS	(126,683)	(127,922)

OTHER INCOME (EXPENSE)
Gain on foregiveness of debt	0	0
Gain on sale of Lukki exchange	0	0
TOTAL OTHER INCOME (EXPENSE)	0	0

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	$(126,683)	$(127,922)
Foreign exchange translation gain (loss)	(29)	(7,741)
Comprehensive income	$(126,712)	$(135,663)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,871,947	2,095,871,947

The accompanying notes are an integral part of these financial statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(2,290,673)	$(1,028,756)
Foreign currency translation gain	0	0	0	(7,741)		(7,741)
Net income for the period	0	0	0	0	(127,922)	(127,922)
Balance, September 30, 2021	2,095,872,947	$209,587	$1,039,610	$4,979	$(2,418,595)	$(1,164,419)
Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$(1,309,444)
Foreign currency translation gain	0	0	0	(50)	0	(4950)
Net income for the period	0	0	0	0	(126,683)	(126,683)
Balance, September 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,653)	$(2,679,721)	$(1,436,177)

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

Note 3 – Accounts Payable and Accrued Expenses

Accrued expenses payable consisted of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022

Accrued professional services	$31,000	$31,000
Other	70,916	70,916
Total Accrued Expenses	$101,916	$101,916

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

(1)

Filed herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: May 5, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: May 5, 2023	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director

