Form 10-Q/A
period 2022-12-31
TOKEN COMMUNITIES LTD.
filed 2023-05-05
CIK 1683252

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

Explanatory Note

Token Communities Ltd. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission on February 21, 2023. Changes and revisions have been made to the following items: (i)  relabel an asset on the Balance Sheet (from “Deposit” to “Accounts Receivable”) and to amend related footnotes, (ii) revise Footnote 2 to the Financial Statements to reflect the Company has more than one revenue category, (iii) relabel Operating Expenses on the Consolidated Statements of Operations to provide more detailed disclosure on the expenses incurred by the Company and revise related footnotes, and (iv) remove liabilities that were forgiven as part of the acquisition transaction.  The aforementioned changes have no effect on the Income Statement but resulted in a restatement in liabilities and equity of $725,113 on the Balance Sheet.  This Form 10-Q/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-Q/A.

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

i

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of December 31, 2022, and June 30, 2022

	December 31, 2022	June 30, 2022 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	$312	$312
Accounts Receivable	50,000	50,000
Total current assets	50,312	50,312

Other assets	836	836
TOTAL ASSETS	$51,148	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$101,916	$101,916
Due to related parties	1,425,676	1,258,676
Total current liabilities	1,527,592	1,360,592
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(8,977)	(5,603)
Accumulated deficit	(2,716,664)	(2,553,038)
Total stockholders’ deficit	(1,476,444)	(1,309,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three months ended December 31, 2022	Three months ended December 31, 2021	Six months ended December 31, 2022	Six months ended December 31, 2021

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Payroll Related Expenses	0	16,360	22,413.76	39,599
Rent Expense	0	10,167	10,234.21	33,690
Audit and Legal Fees	34,250	0	96,500	39,758
General and administrative	2,693	5,942	34,478.03	47,344
TOTAL OPERATING EXPENSES	36,943	32,469	163,626	160,391

LOSS FROM OPERATIONS	(36,943)	(32,469)	(163,626)	(160,391)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$(36,943)	$(32,469)	$(163,626)	$(160,391)
Foreign exchange translation gain (loss)	(3,345)	(8,750)	(3,374)	(16,491)
Comprehensive income	$(40,288)	(41,219)	$(167,000)	$(176,882)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2022

			Additional
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	income	Deficit	Total

Balance, June 30, 2021	2,095,277,785	$209,587	$1,039,610	$12,720	$(2,290,673)	$(1,028,756)

Foreign currency translation gain	0	0	0	(16,491)	0	(16,491)
Net income for the period	0	0	0	0	(160,391)	(160,391)
Balance, December 31, 2021	2,095,277,785	$209,587	$1,039,610	$(3,771)	$(2,451,064)	$(1,205,638)

Balance, June 30, 2022	2,095,671,162	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$(1,309,444)

Foreign currency translation gain	0	0	0	(3,374)	0	(3,374)
Net income for the period	0	0	0	0	(163,626)	(163,626)

Balance, December 31, 2022	2,095,671,162	$209,587	$1,039,610	$(8,977)	$(2,716,664)	$(1,476,444)

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

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Certificate of Incorporation, changing its name to Token Communities Ltd.  The Company is a development stage company that researches and creates white paper analysis for companies regarding block chain technology, and has maintained a remote staff in China to conduct research and development on naturopathic medicine.

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

These five elements, as applied to the Company’s revenue category, are summarized below:

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

•	Naturopathic medicine

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

General and Administrative Expenses. For the six months ended December 31, 2022 general and administrative expenses increased to $163,626 from $160,391 for the six months ended December 31, 2021, remaining fairly consistent period to period.

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

(1)

Filed herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: May 5, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: May 5, 2023	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director

