Form 10-Q
period 2023-03-31
TOKEN COMMUNITIES LTD.
filed 2023-06-01
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2023, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

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

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of March 31, 2023, and June 30, 2022

	March 31, 2023	June 30, 2022 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	$412	$312
Accounts Receivable	50,000	50,000
Total current assets	50,412	50,312

Other assets	836	836
TOTAL ASSETS	$51,248	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$114,121	$101,916
Due to related parties	1,381,368	1,258,676
Total current liabilities	1,495,489	1,360,592
STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	52,276	(5,603)
Accumulated deficit	(2,734,749)	(2,553,038)
Non-controlling interest	(1,965)	0
Total stockholders’ deficit	(1,444,241)	(1,309,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,248	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31, 2023	Three months ended March 31, 2022	Nine months ended March 31, 2023	Nine months ended March 31, 2022

REVENUES	$30,592	$0	$30,592	$0

OPERATING EXPENSES
Payroll Related Expenses	12,205	29,640	22,414	69,239
Rent Expense	7,029	10,234	10,234	43,924
Audit and Legal Fees	5,000	0	101,500	39,758
General and administrative	35,408	7,270	69,886	54,614
TOTAL OPERATING EXPENSES	59,642	47,144	223,268	207,535

LOSS FROM OPERATIONS	(29,050)	(47,144)	(192,676)	(207,535)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(29,050)	$(47,144)	$(192,676)	$(207,535)
Less non-controlling interest	(1,965)	0	(1,965)	0
NET INCOME (LOSS)	$(27,085)	$(47,144)	$(190,711)	$(207,535)
Foreign exchange translation gain (loss)	61,253	5,928	57,879	(18,304)
Comprehensive income	$34,168	(41,216)	$(132,832)	$(225,839)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0	$0	$0	$0

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	2,095,872,947	2,095,872,947	2,095,872,947

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2023

	Common Stock		Additional Paid-in	Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	income	Deficit	Interest	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(2,290,673)	$0	$(1,028,756)

Foreign currency translation gain	0	0	0	(16,491)	0	0	(16,491)
Net income for the period	0	0	0	0	(160,391)	0	(160,391)
Balance, March 31, 2021	2,095,872,947	$209,587	$1,039,610	$19,609	$(2,302,874)	$0	$(1,205,638)

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$0	$(1,309,444)

Foreign currency translation gain	0	0	0	(3,374)	0	0	(3,374)
Net income for the period	0	0	0	0	(163,626)	0	(163,626)
Balance, December 31, 2022	2,095,872,947	$209,587	$1,039,610	$(8,977)	$(2,716,664)	0.00	$(1,476,444)

Foreign currency translation gain	0	0	0	61,253	0	0	61,253
Net income for the period	0	0	0	0	(27,085)	(1,965)	(29,050)
Balance, March 31, 2023	2,095,872,947	$209,587	$1,039,610	$52,276	$(2,743,749)	$(1,965)	$(1,444,241)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(192,676)	(207,535)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	12,205
Net cash used in operating activities	(180,471)	(207,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	0	0
Net cased in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	122,692	225,839
Net cash provided by financing activities	122,692	225,839

Effect of exchange rate changes on cash and equivalents	57,879	(18,304)

NET INCREASE IN CASH AND EQUIVALENTS	100	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	312	312

CASH AND EQUIVALENTS, END OF PERIOD	412	312

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Line of Business

Token Communities Ltd. (the “Company” or “Limited”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc.  On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Certificate of Incorporation, changing its name to Token Communities Ltd.  The Company is a development stage company that researches and creates white paper analysis for companies regarding block chain technology and has maintained a remote staff in China to conduct research and development on naturopathic medicine.

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

On April 25, 2022 Token Communities, Ltd. (the “Company”) closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. This consideration has not been received by the Company and has been reflected under Accounts Receivable heading in the Consolidated Balance Sheet.  There are no terms for payment of this amount. This was due to the Chinese government’s restrictions on foreign cryptocurrencies. Given this the Company has remained in the advisory and consulting or companies regarding block chain technology and has maintained a remote staff in China to conduct research and development on naturopathic medicine.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,444,241 at March 31, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	March 31, 2023	March 31, 2022
Period end: GBP to USD exchange rate	$1.23	$1.37
Average period: GBP to USD exchange rate	$1.21	$1.31

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

Principles of Consolidation

The accompanying CFS include the accounts of Limited, its wholly owned subsidiary PLC and its majority owned subsidiary Elements of Health and Wellness Inc. All significant intercompany transactions and balances were eliminated in consolidation.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of  March 31, 2023 and 2022, the allowance for uncollectible accounts receivable was zero, respectively.

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

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect FV at each period end, with any increase or decrease in the FV being recorded in the results of operations as adjustments to fair value of derivatives.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $52,276 at March 31, 2023 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all our office locations have been closed effective April 1, 2020.

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

The measures taken to date will impact the Company’s business for the fiscal quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses payable consisted of the following at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Accrued professional services	31,000	31,000
Other	83,121	70,916
Total Accrued Expenses	$114,121	$101,916

NOTE 4 - STOCKHOLDERS’ EQUITY

As of March 31, 2023, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,381,368 and $1,258,676 as of March 31, 2023 and June 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand. In the period ended June 30, 2021, certain related parties forgave advances and accrued expenses in the amount of $262,116. This resulted in a gain on forgiveness of debt on the income statement in the amount of $262,116.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2023 to the date these financial statements were prepared.  The Company has determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology. Part of our original goal was to attract Chinese crypto currencies to trade on our exchange.  Unfortunately, China banned foreign crypto currency operations such as these and we began, at the end of 2022, to research developing, naturopathic medicine to diversify the operations of the Company.  At the time we formed a research and development team.  This team developed six potential products as wellness supplements with a company located in Xi-An, China. This led the Company to acquire Elements of Health and Wellness, Inc. as discussed in Note 1 of the Financial Statements.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2023.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2023.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022

Revenue. For the three months ended March 31, 2023, we generated revenues of $30,592 as compared to $0 for the three months ended March 31, 2022.  This increase was due to the acquisition of Elements of Health and Wellness, Inc.

Operating Expenses. For the three months ended March 31, 2023 operating expenses increased to $59,642 from $47,144 for the three months ended March 31, 2022.

General and Administrative Expenses. Our general and administrative expenses decreased to $35,408 for the three months ended March 31, 2023 from $47,144 for the three months ended March 31, 2022.

Other Income. For the three months ended March 31, 2023 and 2022, other income was $0, respectively.

Net Income (Loss). The Company’s net loss was $(29,050) compared to a net loss of $(47,144) for the three months ended March 31, 2023 and 2022, respectively.

Comparison of the Nine Months Ended March 31, 2023 with the Nine Months Ended March 31, 2022

Revenue. For the nine months ended March 31, 2023, we generated revenues of $30,592 as compared to $0 for the nine months ended March 31, 2022.  This increase was due to the acquisition of Elements of Health and Wellness, Inc.

Operating Expenses. For the nine months ended March 31, 2023 operating expenses increasing to $223,268 from $207,535 for the nine months ended March 31, 2022.

General and Administrative Expenses. For the nine months ended March 31, 2023 general and administrative expenses decreased to $69,886 from $207,535 for the nine months ended March 31, 2022.  This is due to the classification of the current year operating expenses.

Other Income. For the nine months ended March, 31 2023 and 2022, other income was $0, respectively.

Net Income (Loss). The Company’s net (loss) was $(192,676) compared to a net loss of $(207,535) for the nine months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We are an early-stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $412 in cash as of March 31, 2023. The Company has negative working capital of $1,445,077, and total stockholders’ deficit of $1,444,241 as of March 31, 2023.  As of March 31, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was ($180,471) for the nine months ended March 31, 2023 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was $0 for the nine months ended March 31, 2023.

Financing Activities

Cash flow from financing activities – During the nine months ended March 31, 2023, our financing activities provided cash of $122,692 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended March 31, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: June 01, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: June 01, 2023	By:	/s/ Peter Chen
Peter Chen
Chief Financial Officer, Director

