Form 10-K
period 2023-06-30
TOKEN COMMUNITIES LTD.
filed 2023-10-13
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 9, 2023, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

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

PART I

Item 1. Business

Overview

Up to the end of calendar 2022, Token Communities, Ltd. (hereinafter the “Company”, “Our”, “We” or “Us”) researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange,” until its sale in April 2022. Unfortunately, China banned foreign crypto currency operations such as these and we began, at the end of 2022, to research developing, naturopathic supplements to diversify the operations of the Company.  At the time we formed a research and development team.  This team developed six products as wellness supplements with a company located in Xi-An, China. This led the Company to acquire Elements of Health and Wellness, Inc. (“Elements”) in January 2023.

Background

The Company was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc. On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Articles, changing its name to Token Communities Ltd.  The Company researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange,” including all client lists, intellectual property related to the brand “Lukki”.

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

On January 10, 2023 the Company entered into a Stock Purchase Agreement with Elements whereby the Company acquired ninety shares of common stock of Elements (which represents ninety percent of the outstanding shares of common stock of Elements).  As a result of the closing of transaction set forth above, Elements has become a subsidiary of the Company and the Company has expanded its business operations into the health and wellness sector.

Our principal executive offices are located at 4802 Lena Road, Unit 105, Bradenton, Florida, 34211 and our telephone number is (631) 397-1111.

Our Company

Until January 2023 the Company researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange.” We currently actively engaged in the Health and Wellness Sector developing holistic and naturopathic products, including plant stem cell, natural supplements, cosmetic facial masks and more. We are developing an eCommerce platform to commence sales of all products. We currently have five products that we market and sell: our Detox, Brainer, Cleaner, Apollo, and Venus supplements.

Our Products

We are currently selling five different products in China through 10 distribution centers. Our current products include:

Detox

Our Detox Enhancer was developed with the goal to work on damaged liver tissues, with the goal to: restore the liver's blood sugar regulation function, reverse endocrine disorders related to insulin resistance, regulate the metabolic function of beneficial probiotic microbiota in the body, and improve the normal cellular functions within the human body.

Brainer

Our Brainer product was developed to enhance the metabolism of necrotic cells and remove various deposits and harmful substances within brain tissues, with the goal to: restore normal functioning of brain cells, normal blood flow rate and oxygen supply within cerebral blood vessels.

Cleaner

Our Cleaner product was developed with the goal to help to naturally dissolve blood lipids and harmful substances inside blood vessels, restoring the elasticity and smoothness of the blood vessels, as well as normal blood flow rate and pressure inside the blood vessels.

Apollo

Our Apollo was developed with the goal to enhance the endocrine function that may decline in males during middle age, promoting hormonal supplementation and providing the necessary nutrients for maintaining youthful vitality, metabolism, and energy in males.

Venus

Our Venus product was developed with the goal to: enhance the subcutaneous collagen components and collagen proteins that gradually diminish in females after adulthood, supplementing and maintaining the necessary nutrients for youthful vitality, metabolism, and energy in females.

We currently sell our products in China through a group of distribution centers located in various regions of China and we also established a new regional center in Kunming, Yunnan. This strategic expansion is aimed at better serving the healthcare needs of the southern China region. In a commitment to enhancing accessibility, Elements of Health and Wellness has joined with ten regional and private clinics throughout China to provide comprehensive support and care

Recent Developments

In July 2023 the Company’s subsidiary Elements of Health and Wellness Inc. entered into a Tier-One Master Distributorship Agreement to sell our Detox, Brainer, Cleaner, Apollo, Venus, and Slim Eve supplements in Beijing, China.

Intellectual Property

We do not currently own, and do not have any current plans to seek, any patents in connection with our operations. We do not have any copyrights or trademarks, but we generally rely upon copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop supplements that are substantially equivalent or superior to the supplements we developed and sell.

Competition

There are many companies offering or developing supplements, and there can be no assurance that direct competitors will arise. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models, larger than us, have more access to capital and have lower operating costs than we do. These competitors may be able to respond more rapidly to new or emerging supplements and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with currencies that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.

 Government Regulation

Our products have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy. We anticipate in the future that our products may be subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture, and the Environmental Protection Agency.

The FDA’s revision of labeling requirements also affects the labeling of certain supplements. Our manufacturers may have revised labels on some of our supplements to comply with the requirements.

Employees

Currently we and our subsidiaries employ a total of two individuals.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink market under the symbol “TKCM.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

Holders

As of June 30, 2023, there were 2,095,671,162 shares of common stock outstanding, which were held by approximately 162 record holders.

Dividends

Through June 30, 2023, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2023, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Plan of Operation

Until January 2023 the Company researched and created white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” (until its sale in April 2022) including all client lists, intellectual property related to the brand “Lukki”.  Commencing the end of the calendar year in 2022 the Company expanded its business operations into the health and wellness sector resulting in the acquisition of Elements in January 2023.

Results from Operations – For the year ended June 30, 2023 as compared to June 30, 2022

Revenue

For the years ended June 30, 2023 and 2022, the Company had total sales of $31,937 and $0, respectively. The increase in revenues was due to the acquisition of Elements in January 2023.

Operating Expenses

Total operating expenses decreased to $285,944 in 2023 from $318,564 in 2022, a decrease of $32,620. The decrease was primarily due to the decrease in both rent and salary during the fiscal year ended June 30, 2023.

Loss From Operations

As a result of the foregoing, our loss from operations was $254,007 for the year ended June 30, 2023, compared with $318,564, for the year ended June 30, 2022. The decrease in our overall loss from operations was a result of a decrease in General and Administrative expenses in Shenzhen.

Other Income (Expense)

Other Income (Expense) decreased from $ $50,000 in 2022 to $0 in 2023. This decrease was due to the sale of the Lukki exchange in fiscal 2022.

Net Income (Loss)

For the year ended June 30, 2023 the Company had net loss of $248,815 compared to a net loss of $268,564  for the year ended June 30, 2022, a decrease of $18,749. The decrease is primarily due to an increase in revenues and a decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $98,725 in Total Assets, consisting of $1,430 in cash, $50,000 in Accounts Receivable, and $46,480 in Inventory. The Company’s total liabilities exceeded its consolidated current assets by approximately $1,612,330 as of June 30, 2023 primarily due to $1,520,885 due to related parties. Total liabilities exceeded its consolidated current assets by approximately $1,309,444 as of June 30, 2022.

As of June 30, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $250,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Our cash flows for the year ended June 30, 2023 and 2022 are summarized below:

	Year Ending June 30, 2023	Year Ending June 30, 2022
Net cash used in operating activities	$(212,212)	$(318,564)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$262,209	$336,887
Net Change in Cash	$0	$0
Cash at beginning of year	$312	$312
Cash at end of year	$1,431	$312

Net Cash Used in Operating Activities

For the year ended June 30, 2023, ($212,212) net cash used in operating activities was primarily attributable to loss from operations, offset by the overall increase in operating assets and liabilities.  For the year ended June 30, 2022, ($318,564) net cash used in operating activities was primarily due to loss from operations and the increase in deposits for the sale of the Lukki exchange.

Net Cash Used in Investing Activities

For the year ended June 30, 2023 and June 30, 2023, net cash used in investing activities was $0.

Net Cash Provided by Financing Activities

For the year ended June 30, 2023, net cash provided by financing activities was $262,209 as compared to $336,887 for the year ended June 30, 2022. The change was due to an advance from a related party.

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

Item 8. Financial Statements and Supplementary Data.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Token Communities, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Token Communities, Ltd. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception of $2,801,855. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PCAOB# 6778

October 13, 2023

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

 TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

As of June 30, 2023, and June 30, 2022

	June 30,	June 30,
	2023	2022
ASSETS

Assets
Current Assets:
Cash and equivalents	$1,430	$312
Deposits receivable	50,000	50,000
Inventory	46,480	-
Total current assets	97,910	50,312

Other assets	815	836
TOTAL ASSETS	$98,725	$51,148

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$190,170	$101,916
Due to related parties	1,520,885	1,258,676
Total current liabilities	1,711,055	1,360,592

STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	(54,481)	(5,603)
Accumulated deficit	(2,801,855)	(2,553,038)
Non-controlling interest	(5,191)
Total stockholders’ deficit	(1,612,330)	(1,309,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,725	$51,148

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2023 AND 2022

	Twelve months	Twelve months
	ended	ended
	30-Jun-23	30-Jun-22

REVENUES	$31,937	$-

OPERATING EXPENSES
Payroll Related Expenses	46,823	63,891
Rent Expense	24,565	44,145
Audit and Legal Fees	98,668	129,000
General and administrative	115,888	81,528
TOTAL OPERATING EXPENSES	285,944	318,564

LOSS FROM OPERATIONS	(254,007)	(318,564)

OTHER INCOME (EXPENSES)
Gain on sale of Lukki Exchange	-	50,000
TOTAL OTHER INCOME (EXPENSES)	-	50,000

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(254,007)	$(268,564)
Less non-controlling interest	(5,192)	-
NET INCOME (LOSS)	$(248,815)	$(268,564)

Foreign exchange translation gain (loss)	(48,878)	(18,323)
Comprehensive income	$(297,693)	$(286,887)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	2,095,872,947

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2023

			Additional			Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	income	Deficit	Interest	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(2,290,673)	$-	$(1,028,756)

Foreign currency translation gain	-	-	-	(16,491)	-	-	(16,491)
Net income for the period	-	-	-	-	(160,391)	-	(160,391)
Balance, December 31, 2021	2,095,872,947	$209,587	$1,039,610	$(3,771)	$(2,451,064)	$-	$(1,205,638)

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$-	$(1,309,444)

Foreign currency translation gain	-	-	-	(3,374)	-	-	(3,374)
Net income for the period	-	-	-	-	(163,626)	-	(163,626)
Balance, December 31, 2022	2,095,872,947	$209,587	$1,039,610	$(8,977)	$(2,716,664)	$-	$(1,476,444)

Foreign currency translation gain	-	-	-	61,253	-	-	61,253
Net income for the period	-	-	-	-	(27,085)	(1,965)	(29,050)
Balance, March 31, 2023	2,095,872,947	$209,587	$1,039,610	$52,276	$(2,743,749)	$(1,965)	$(1,444,241)

Foreign currency translation gain	-	-	-	(106,757)	-	-	(106,757)
Net income for the period	-	-	-	-	(58,106)	(3,226)	(61,332)
Balance, June 30, 2023	2,095,872,947	$209,587	$1,039,610	$(54,481)	$(2,801,855)	$(5,191)	$(1,612,330)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2023 AND 2022

	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(254,007)	$(268,564)
Changes in operating assets and liabilities
Deposits	-	(50,000)
Inventory	(46,459)	-
Accounts payable and accrued expenses	88,254	-
Net cash used in operating activities	(212,212)	(318,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	-	-
Net cased in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	262,208	336,887
Net cash provided by financing activities	262,208	336,887

Effect of exchange rate changes on cash and equivalents	$(48,878)	$(18,323)

NET DECREASE IN CASH AND EQUIVALENTS	-	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$312	$312

CASH AND EQUIVALENTS, END OF PERIOD	$1,430	$312

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

The Company is a development stage company that presently markets and sells naturopathic supplements in China, and previously researched and created white paper analysis for companies regarding block chain technology.

On May 28, 2020, the Company acquired 3.5 billion iRide tokens in exchange for 80 million shares provided to iRide.io Tech Pte., Ltd., valued at $8,000, which was immediately expensed.

On July 14, 2020, a change in control of the Company was affected by a privately held corporation ( controlled by two individuals) acquiring 83% of the outstanding stock from other control individuals.  As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406 shares of its common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange.  Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the facts that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

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

On January 10, 2023 the Company entered into a Stock Purchase Agreement with Elements of Health and Wellness, Inc., a company incorporated in the Florida (“Elements”) whereby the Company acquired ninety shares of common stock of Elements (which represents ninety percent of the outstanding shares of common stock of Elements) in exchange for the issuance of a promissory note in the principal amount of Two Hundred Twenty Five Thousand Dollars ($225,000) (the “Note”). The Note provides for a term of five years and bears interest at a rate of three percent per annum. The transactions set forth above closed on January 10, 2023. As a result of the closing of transaction set forth above, Elements has become a subsidiary of the Company and the Company has expanded its business operations into the health and wellness sector.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,612,330 at June 30, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	June 30, 2023		June 30, 2022
Period end: GBP to USD exchange rate		$1.270841	$1.210000
Average period: GBP to USD exchange rate	$	N/A	$1.300000

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

Principles of Consolidation

The accompanying CFS include the accounts of Limited, its wholly owned subsidiary PLC and its majority owned subsidiary Elements. All significant intercompany transactions and balances were eliminated in consolidation.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of  June 30, 2023 and 2022, the allowance for uncollectible accounts receivable was zero, respectively.

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

•	Naturopathic supplements.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation loss of $54,481 at June 30, 2023 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses payable consisted of the following at June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Accrued professional services	31,000	31,000
Other	159,170	70,916
Total Accrued Expenses	$190,170	$101,916

NOTE 4 - STOCKHOLDERS’ EQUITY

As of June 30, 2023, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,520,885 and $1,258,676 as of June 30, 2023 and June 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2023 to the date these financial statements were prepared.  The Company has determined there are no reportable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer (CEO) and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, positions, terms, and periods served of the Company’s directors as of June 30, 2023 are set forth in the following table:

Name	Positions	Period of Service
David Chen	Chairman of the Board/CEO/President/Interim CFO	7/14/2020-Present
Peter Yaugh Chen	Director/CFO	7/14/2020-8/2/2023*
Xiangru Lin	Director	7/14/2020-Present
Peter Maddocks	Director	4/10/2017-10/21/2022**

* Peter Yaugh Chen resigned as Chief Financial Officer and Director of the Company on August 2, 2023.

** Peter Maddocks resigned as a Director of the Company on October 21, 2023.

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

David Chen – Chairman of the Board/CEO/President/Interim Chief Financial Officer

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

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2023 and June 30, 2022, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chen,	2023	$12,000	-	-	-	-	-	-	$12,000
CEO, Director (1)	2022	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2023	$-	-		-	-	-	-	$0
CFO, Director (2)	2022	$-	-		-	-	-	-	$0

Peter Maddocks,	2023	$-	-	-	-	-	-	-	$0
Director (3)	2022	$-	-	-	-	-	-	-	$0

Xiangru Lin,	2023	$10,000	-	-	-	-	-	-	$10,000
Director (4)	2022	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President July 14, 2020.
(2)	Peter Yaugh Chen resigned as Director and CFO on August 2, 2023.
(3)	Peter Maddocks was resigned as director on October 21, 2022.
(4)	Xiangru Lin was named director July 14, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2023, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of June 30, 2023, the Company had authorized 5,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. There were 2,095,671,162 shares of common stock and 0 shares of Preferred Stock outstanding as of June 30, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of June 30, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

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

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $1,520,885 and $1,258,676 as at June 30, 2023 and 2022, respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2023	2022
Audit Fees	$22,500	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total Fees	$31,500	$31,500

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2023 or 2022.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2023 or 2022.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended June 30, 2023 and 2022 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

TOKEN COMMUNITIES LTD.

Dated: October 13, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: October 13, 2023	By:	/s/ Xiangru Lin
Xiangru Lin
Director

