Form 10-Q
period 2023-09-30
TOKEN COMMUNITIES LTD.
filed 2023-11-16
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2023, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

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

Item 1. Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2023 AND JUNE 30, 2023

	Sep 30,	June 30
	2023	2023
ASSETS

Assets
Current Assets:
Cash and equivalents	$2,515	$1,430
Accounts Receivable	50,000	50,000
Due from Related Parties	2,391	-
Inventory	53,323	46,480
Total current assets	108,229	97,910

Other assets	782	815
TOTAL ASSETS	$109,011	$98,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$43,489	$190,170
Due to related parties	1,469,431	1,520,885
Total current liabilities	1,512,920	1,711,055

STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	193,262	(54,481)
Accumulated deficit	(2,839,242)	(2,801,855)
Non-controlling interest	(7,126)	(5,191)
Total stockholders’ deficit	(1,403,909)	(1,612,330)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,011	$98,725

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months	Three months
	ended	ended
	30-Sep-23	30-Sep-22

REVENUES	$1,792	$-

OPERATING EXPENSES
Payroll Related Expenses	11,578	22,414
Rent Expense	-	10,234
Legal and Professional Fees	18,594	35,000
General and administrative	10,943	59,035
TOTAL OPERATING EXPENSES	41,114	126,683

LOSS FROM OPERATIONS	(39,322)	(126,683)

OTHER INCOME (EXPENSES)
Gain on sale of Lukki Exchange		-
TOTAL OTHER INCOME (EXPENSES)	-	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(39,322)	$(126,683)
Less non-controlling interest	(1,934)	-
NET INCOME (LOSS)	$(37,388)	$(126,683)

Foreign exchange translation gain (loss)	247,744	(29)
Comprehensive income	$210,356	$(126,712)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	2,095,872,947

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2023

			Additional			Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	income	Deficit	Interest	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(2,290,673)	$-	$(1,028,756)

Foreign currency translation gain	-	-	-	(16,491)	-	-	(16,491)
Net income for the period	-	-	-	-	(160,391)	-	(160,391)
Balance, December 31, 2021	2,095,872,947	$209,587	$1,039,610	$(3,771)	$(2,451,064)	$-	$(1,205,638)

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$-	$(1,309,444)

Foreign currency translation gain	-	-	-	(3,374)	-	-	(3,374)
Net income for the period	-	-	-	-	(163,626)	-	(163,626)
Balance, December 31, 2022	2,095,872,947	$209,587	$1,039,610	$(8,977)	$(2,716,664)	$-	$(1,476,444)

Foreign currency translation gain	-	-	-	61,253	-	-	61,253
Net income for the period	-	-	-	-	(27,085)	(1,965)	(29,050)
Balance, March 31, 2023	2,095,872,947	$209,587	$1,039,610	$52,276	$(2,743,749)	$(1,965)	$(1,444,241)

Foreign currency translation gain	-	-	-	(106,757)	-	-	(106,757)
Net income for the period	-	-	-		(58,106)	(3,226)	(61,332)
Balance, June 30, 2023	2,095,872,947	$209,587	$1,039,610	$(54,481)	$(2,801,855)	$(5,191)	$(1,612,330)

Foreign currency translation gain	-	-	-	247,744	-	-	247,744
Net income for the period	-	-	-	-	(37,388)	(1,934)	(39,322)
Balance, September 30, 2023	2,095,872,947	$209,587	$1,039,610	$193,262	$(2,839,242)	$(7,126)	$(1,403,909)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Sep 30,	Sep 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,322)	$(126,683)
Changes in operating assets and liabilities	(6,843)	-
Accounts payable and accrued expenses	(146,681)	-
Net cash used in operating activities	(192,846)	(126,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	33	-
Net cased in investing activities	33	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	(53,845)	126,712
Net cash provided by financing activities	(53,845)	126,712

Effect of exchange rate changes on cash and equivalents	$247,743	$(29)

NET DECREASE IN CASH AND EQUIVALENTS	1,085	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,430	$312

CASH AND EQUIVALENTS, END OF PERIOD	$2,515	$312

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,403,909 at September 30, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

Various accounts of Limited and PLC are maintained in GBP. Accounts maintained in GBP are translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the GBP as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the periods.

	Sep 30, 2023		Sep 30, 2022
Period end: GBP to USD exchange rate		$1.219939	$1.120000
Average period: GBP to USD exchange rate	$	N/A	$1.170000

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of  September 30, 2023 and 2022, the allowance for uncollectible accounts receivable was zero, respectively.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation loss of $193,262 at September 30, 2023 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses payable consisted of the following at September 30, 2023 and September 30, 2022:

	Sep 30, 2023	Sep 30, 2022
Accrued payroll	$35,986	$0
Other	7,503	101,916
Total Accrued Expenses	$43,489	$101,916

NOTE 4 - STOCKHOLDERS’ EQUITY

As of September 30, 2023, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,469,431 and $1,520,885 as of September 30, 2023 and September 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to September 30, 2023 to the date these financial statements were prepared.  The Company has determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Token Communities Ltd. (the “Company” or “Limited”) researches and creates white paper analysis for companies regarding block chain technology. Part of our original goal was to attract Chinese crypto currencies to trade on our exchange.  Unfortunately, China banned foreign crypto currency operations such as these and we began, at the end of 2022, to research developing, naturopathic medicine to diversify the operations of the Company.  At the time we formed a research and development team.  This team developed six potential products as wellness supplements with a company located in Xi-An, China. This led the Company to acquire Elements of Health and Wellness, Inc. (“Elements”) as discussed in Note 1 of the Financial Statements. The Company presently markets and sells naturopathic supplements in China.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2023.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2023.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended September 30, 2023 with the Three Months Ended September 30, 2022

Revenue. For the three months ended September 30, 2023, we generated revenues of $1,792 as compared to $0 for the three months ended September 30, 2022.  This increase was due to the acquisition of Elements.

Operating Expenses. For the three months ended September 30, 2023 operating expenses decreased to $41,114 from $126,683 for the three months ended September 30, 2022.  The decrease was largely due to a reduction in general and administrative expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $10,943 for the three months ended September 30, 2023 from $59,035 for the three months ended September 30, 2022.

Other Income. For the three months ended September 30, 2023 and 2022, other income was $0, respectively.

Net Income (Loss). The Company’s net loss was $(29,050) compared to a net loss of $(47,144) for the three months ended September 30, 2023 and 2022, respectively.

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

The Company had $2,515 in cash and cash equivalents as of September 30, 2023. The Company has negative working capital of $1,403,909, and total stockholders’ deficit of $1,403,909 as of September 30, 2023.  As of September 30, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was ($212,212) for the three months ended September 30, 2023 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was $0 for the three months ended September 30, 2023.

Financing Activities

Cash flow from financing activities – During the three months ended September 30, 2023, our financing activities provided cash of $262,209 primarily from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity

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

TOKEN COMMUNITIES LTD.

Dated: November 16, 2023	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

