Form 10-Q
period 2024-03-31
TOKEN COMMUNITIES LTD.
filed 2024-07-12
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 11, 2024, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

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

Item 1. Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2024 AND JUNE 30, 2023

	Mar 31,	Jun 30,
	2024	2023
ASSETS

Assets
Current assets:
Cash and equivalents	$2,095	$1,430
Accounts receivable	0	0
Due from related parties	2,391	0
Inventory	11,848	0
Total current assets	16,334	1,430

Other assets	0	815
TOTAL ASSETS	$16,334	$2,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued payroll	$47,828	$0
Accrued expenses	33,084	62,480
Unearned revenue	552	0
Due to related parties	1,544,789	1,435,126
Total current liabilities	1,626,253	1,497,606

STOCKHOLDERS’ DEFICIT

2,095,872,947 shares of common stock issued and outstanding, respectively	209,587	209,587
Additional paid-in capital	1,039,610	1,039,610
Other comprehensive income	160,974	158,967
Accumulated deficit	(3,005,760)	(2,893,686)
Non-controlling interest	(14,330)	(9,839)
Total stockholders’ deficit	(1,609,919)	(1,495,361)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,334	$2,245

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Mar 31, 2024	Mar 31, 2023	Mar 31, 2024	Mar 31, 2023

REVENUES	$0	$30,592	$1,516	$30,592

OPERATING EXPENSES
Payroll Related Expenses	0	12,205	23,419	22,414
Rent Expense	0	7,029	0	10,234
Legal and Professional Fees	7,000	5,000	65,067	101,500
General and administrative	12,789	35,408	28,479	89,120
TOTAL OPERATING EXPENSES	19,789	59,642	116,965	223,268

LOSS FROM OPERATIONS	(19,789)	(29,050)	(115,449)	(192,676)

OTHER INCOME (EXPENSES)
Impairment Loss	(1,117)	0	(1,117)	0
TOTAL OTHER INCOME (EXPENSES)	(1,117)	0	(1,117)	0

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(20,906)	$(29,050)	$(116,566)	$(192,676)
Less non-controlling interest	(1,110)	(1,965)	(4,490)	(1,965)
NET INCOME (LOSS)	$(19,796)	$(27,085)	$(112,076)	$(190,711)

Foreign exchange translation gain (loss)	19,032	61,253	2,007	57,879
Comprehensive income	$(764)	$34,168	$(110,069)	$(132,832)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0	$0	$0	$0

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,872,947	2,095,872,947	2,095,872,947	2,095,872,947

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2024

			Additional
	Common Stock		Paid-in	Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	income	Deficit	Interest	Total

Balance, June 30, 2021	2,095,872,947	$209,587	$1,039,610	$12,720	$(2,290,673)	$0	$(1,028,756)

Foreign currency translation gain	0	0	0	(16,491)	0	0	(16,491)
Net income for the period	0	0	0	0	(160,391)	0	(160,391)
Balance, December 31, 2021	2,095,872,947	$209,587	$1,039,610	$(3,771)	$(2,451,064)	$0	$(1,205,638)

Balance, June 30, 2022	2,095,872,947	$209,587	$1,039,610	$(5,603)	$(2,553,038)	$0	$(1,309,444)

Foreign currency translation gain	0	0	0	(3,374)	0	0	(3,374)
Net income for the period	0	0	0	0	(163,626)	0	(163,626)
Balance, December 31, 2022	2,095,872,947	$209,587	$1,039,610	$(8,977)	$(2,716,664)	$0	$(1,476,444)

Foreign currency translation gain	0	0	0	61,253	0	0	61,253
Net income for the period	0	0	0	0	(27,085)	(1,965)	(29,050)
Balance, March 31, 2023	2,095,872,947	$209,587	$1,039,610	$52,276	$(2,743,749)	$(1,965)	$(1,444,241)

Foreign currency translation gain	0	0	0	106,691	0	0	106,691
Net income for the period	0	0	0		(149,937)	(7,874)	(157,811)
Balance, June 30, 2023	2,095,872,947	$209,587	$1,039,610	$158,967	$(2,893,686)	$(9,839)	$(1,495,361)

Foreign currency translation gain	0	0	0	34,296	0	0	34,296
Net income for the period	0	0	0	0	(37,388)	(1,934)	(39,322)
Balance, September 30, 2023	2,095,872,947	$209,587	$1,039,610	$193,263	$(2,931,074)	$(11,773)	$(1,500,387)

Foreign currency translation gain	0	0	0	(51,320)	0	0	(51,320)
Net income for the period	0	0	0	0	(54,890)	(1,446)	(56,336)
Balance, December 31, 2023	2,095,872,947	$209,587	$1,039,610	$141,942	$(2,985,964)	$(13,219)	$(1,608,044)

Foreign currency translation gain	0	0	0	19,032	0	0	19,032
Net income for the period	0	0	0	0	(19,796)	(1,111)	(20,907)
Balance, March 31, 2024	2,095,872,947	$209,587	$1,039,610	$160,974	$(3,005,760)	$(14,330)	$(1,609,919)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

	Mar 31,	Mar 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(116,565)	$(192,676)
Changes in operating assets and liabilities
Inventory	(11,848)	0
Accounts Receivable	0	0
Accrued Payroll	0	0
Unearned revenue and other accrued expenses	18,984	12,205
Net cash used in operating activities	(109,429)	(180,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	815	0
Net cash used in investing activities	815	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments from related parties	109,663	122,692
Payments to related parties	(2,391)	0
Net cash provided by financing activities	107,272	122,692

Effect of exchange rate changes	$2,007	$57,879

NET DECREASE IN CASH AND EQUIVALENTS	665	100

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,430	$312

CASH AND EQUIVALENTS, END OF PERIOD	$2,095	$412

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

On April 25, 2022 the Company closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. This consideration had not been received by the Company and was written off on June 30, 2023.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company had a stockholders’ deficit of $1,609,919 at March 31, 2024 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

Various accounts of Limited and PLC were maintained in GBP. Accounts maintained in GBP were translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the GBP as the functional currency. According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at historical rates and statement of operations items were translated at the weighted average exchange rate for the period. The resulting translation adjustments were reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances were reflected in the statement of operations and comprehensive income (loss).  The following table details the exchange rates used for the historical periods.

	Mar 31, 2024	Mar 31, 2023
Period end: GBP to USD exchange rate	$1.262537	$1.320600
Period end: CNY to USD exchange rate	$0.138499	$0.145584

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

Accounts Receivable

Accounts receivables are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.  As of March 31, 2024 and 2023, the allowance for uncollectible accounts receivable was zero, respectively.  The ”Lukki receivable” had not been received by the Company and was written off on June 30, 2023.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses payable consisted of the following at March 31, 2024 and March 31, 2023:

	Mar 31, 2024	Mar 31, 2023
Accrued payroll	$47,828	$0
Other	33,634	190,170
Total Accrued Expenses	$80,912	$190,170

NOTE 4 - STOCKHOLDERS’ EQUITY

As of March 31, 2024, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,544,789 and $1,435,126 as of March 31, 2024 and June 30, 2023 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to March 31, 2024 to the date these financial statements were prepared.  The Company has determined there are no reportable subsequent events.

NOTE 8 - RESTATEMENT

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Form 10-Q”), was prepared without the consent of its independent accountant, Beckles & Co. Inc. (“Beckles & Co.”) in respect of unaudited interim financial information as of and for the three and six month periods ended March 31, 2024 set forth herein, as required by Statement on Auditing Standards No. 100, Interim Financial Statements (the “SAS 100 Review”). In its Form 8-K filed by the Company on February 27, 2024 the Company reported that it determined that the Company incorrectly applied the conversion of exchange rate transactions of its parent company and the conversion of its foreign currency subsidiary balances. As a result the following errors occurred: (i) understated the currency translation adjustment in the income statement, and (ii) overstated the cumulative translation adjustment in the statement of other comprehensive income. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the Company’s previously issued financial statements for the year ended June 30, 2023 and the quarter ended September 30, 2023, and as such the Company intends to restate the financial statements for such periods and potentially other subsequent periods. The financial information and footnotes contained in this Form 10-Q reflect the correction of the aforementioned errors. Due to the fact that Beckles & Co.s’ SAS 100 review has not yet been done, the consolidated balance sheets, condensed financial statements as of and for the three and six month periods ended March 31, 2024 included in the Form 10-Q should not be relied upon. The Company intends to file an amended Form 10-Q upon completion of Beckles & Co. s’ SAS 100 Review.

NOTE 9 – ACCOUNTS WRITTEN OFF

On January 1, 2024 cash of $236.06 and other assets of $816.62 were deemed impaired and were written off.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2024.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended March 31, 2024 with the Three Months Ended March 31, 2023

Revenue. For the three months ended March 31, 2024, we generated revenues of $0 as compared to $30,592 for the three months ended March 31, 2023.

Operating Expenses. For the three months ended March 31, 2024 operating expenses decreased to $19,789 from $59,642 for the three months ended March 31, 2023.  The decrease was largely due to a decrease in General and Administrative Expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $12,789 for the three months ended March 31, 2024 from $35,408 for the three months ended March 31, 2023.

Other Income. For the three months ended March 31, 2024 and 2023, other income was ($1,117) and 0, respectively.

Net Income (Loss). The Company’s net loss was $(19,796) compared to a net loss of $(27,085) for the three months ended March 31, 2024 and 2023, respectively.

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

The Company had $2,095 in cash and cash equivalents as of March 31, 2024. The Company has negative working capital of ($1,609,919) and total stockholders’ deficit of $1,609,919 as of March 31, 2024.  As of March 31, 2024, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was ($109,429) for the three months ended March 31, 2024 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was ($815) for the three months ended March 31, 2024.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2024, our financing activities provided cash of $107,272 from an advance from related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: July 12, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

