Form 10-K/A
period 2023-06-30
TOKEN COMMUNITIES LTD.
filed 2024-08-05
CIK 1683252

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 2, 2024, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

 EXPLANATORY NOTE

This Amendment No. 1 to the Token Communities, Ltd. (the “Company”) Annual Report on Form 10-K (the “Form 10-K/A”) amends our Annual Report on Form 10-K for the year ended June 30, 2023 previously filed on October 13, 2023. The Company is filing this Form 10-K/A to restate its audited consolidated financial statements, financial data and related disclosures as of and for the year ended June 30, 2023 to give effect to correctly apply the conversion of exchange rate transactions of its parent company and the conversion of its foreign currency subsidiary balances and certain other adjustments.

As a result the following errors occurred: (i) understated the currency translation adjustment in the income statement, and (ii) overstated the cumulative translation adjustment in the statement of other comprehensive income. Although these changes are non-cash items and do not change the Company’s reported operating revenues or reported operating costs and expenses, the Company determined that these changes have a material impact on the as filed financial statements for the Relevant Periods, and as a result, the restatement of the Relevant Periods is required.

Restatement of Previously Issued Audited Consolidated Financial Statements

On February 27, 2024, the Company announced that it had discovered, after consultation with management and discussions with the Company’s independent registered public accounting firm, concerning the quarter ended December 31, 2023, concluded that the Company’s previously issued financial statements for the year ended June 30, 2023 (the “Relevant Period“) should be restated and should no longer be relied upon.

As discussed in Note 9 to the financial statements included in this Form 10-K/A, we have restated our previously issued audited consolidated financial statements for the year ended June 30, 2023 to give effect to the fluctuations on the financial statements of translation adjustment related to transactions with the companies foreign entities and certain other adjustments.

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

3

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

Holders

As of June 30, 2023, there were 2,095,872,947 shares of common stock outstanding, which were held by approximately 162 record holders.

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

Restatement and Recast

As discussed in the Explanatory Note to this Form 10-K/A and Note 7 — Restatement of Previously Issued Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related financial information for the year ended June 30, 2023. The following discussion and analysis of our financial condition and results of operations is based on the restated and recasted amounts.

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

Results from Operations – For the year ended June 30, 2023 as compared to June 30, 2022

Operating Expenses

Total operating expenses decreased to $79,915 in 2023 from $216,960 in 2022, a decrease of $137,045. The decrease was primarily due to the decrease in general and administrative expenses during the fiscal year ended June 30, 2023.

Loss From Operations

As a result of the foregoing, our loss from operations was $79,915 for the year ended June 30, 2023, compared with $216,960 for the year ended June 30, 2022. The decrease in our overall loss from operations was a result of a decrease in general and administrative expenses in Shenzhen.

Other Income (Expense)

Other Income (Expense) decreased from $0 in 2022 to $101,604 in 2023. This decrease was due to the sale of the Lukki exchange in fiscal 2022.

Net Income (Loss)

For the fiscal year ended June 30, 2023 the Company had net loss of $79,915 compared to a net loss of $216,960 for the year ended June 30, 2022, an decrease of $137,045. The decrease is primarily due to a decrease in general and administrative expenses for the year ended June 30, 2023 of $146,839.

Liquidity and Capital Resources

As of June 30, 2023, the Company had no assets. The Company’s total liabilities exceeded its consolidated current assets by approximately $1,386,633 as of June 30, 2023 primarily due to $1,258,676 due to related parties.

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

Our cash flows for the year ended June 30, 2023 and 2022 are summarized below:

	Year Ending June 30, 2023	Year Ending June 30, 2022
Net cash provided by operating activities	$48,879	$18,011
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$-	$-
Net Change in Cash	$0	$0
Cash at beginning of year	$0	$312
Cash at end of year	$0	$0

Net Cash Used in Operating Activities

For the year ended June 30, 2023, $48,879 net cash provided by operating activities was primarily attributable to loss from operations, offset by the overall increase in operating assets and liabilities.  For the year ended June 30, 2022, $18,011 net cash used in operating activities was primarily due to loss from operations and the increase in deposits for the sale of the Lukki exchange.

Net Cash Used in Investing Activities

For the year ended June 30, 2023 and June 30, 2023, net cash used in investing activities was $0.

Net Cash Provided by Financing Activities

For the year ended June 30, 2023 and June 30, 2022, net cash provided by financing activities was $0.

Critical Accounting Policies

The preparation of Consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Token Communities Ltd and Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Token Communities Ltd and Subsidiary as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Token Communities Ltd and Subsidiary as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Viratech Corp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Viratech Corp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.4

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole8, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

While conducting our audit, we discovered that there were a number of expenses that were recorded as an operating expense while the corresponding journal entry was recorded to the related party payable. It was revealed to us that these expenses were incurred on behalf of the Company but were paid for by the Company’s Chief Executive Officer.  During the early part of 2024, the Company’s accountant had departed from the company and files containing corroborating documentation for these expenses were lost, and unable to be recovered. Additionally there were a number of revenue items that were recorded as revenue with the corresponding debit to related party payable. There was also no support for these revenue amounts. As a result, we proposed an audit adjustment to remove both these expenses and revenue amounts from the general ledger.

We also identified the following material weaknesses in internal control over financial reporting:

The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

The Company does not have an independent board of directors or an audit committee.

The Company does not have written documentation of their internal control policies and procedures.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as Token Communities Ltd and Subsidiary 's auditor since 2024.

West Palm Beach, FL

August 02, 2024

 TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30,

	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Other assets	-	836
TOTAL ASSETS	$-	$836

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$73,885	$-
Due to related parties	1,312,748	1,258,676
Total current liabilities	1,386,633	1,258,676

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at June 30, 2023 and 2022	209,567	209,567
Additional paid-in capital	1,039,630	1,039,630
Accumulated deficit	(2,576,156)	(2,501,434)
Accumulated other comprehensive loss	(54,481)	(5,603)
Non-controlling interest	(5,192)	-
Total stockholders’ deficit	(1,386,633)	(1,257,840)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$836

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL YEARS ENDED JUNE 30,

	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES
Payroll Related Expenses	1,267	63,891
Rent Expense	17,536	44,145
Audit and Legal Fees	29,878	129,000
General and administrative	30,419	81,528
TOTAL OPERATING EXPENSES	79,100	318,564

LOSS FROM OPERATIONS	(79,100)	(318,564)

OTHER (EXPENSE) INCOME
Loss on impairment	(815)
Gain on sale of Lukki Exchange	-	101,604
TOTAL OTHER INCOME	(815)	101,604

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(79,915)	$(216,960)
Less non-controlling interest	(5,192)	-
NET LOSS	$(74,723)	$(216,960)

Other comprehensive loss - foreign currency translation	(48,878)	(18,323)
Comprehensive loss	$(128,793)	$(235,283)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED JUNE 30, 2023 AND 2022

			Additional			Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	loss	Deficit	Interest	Total

Balances at, June 30, 2021	2,095,671,162	$209,567	$1,039,630	$12,720	$(2,290,673)	$-	$(1,028,756)

Foreign currency translation gain	-	-	-	(18,323)	-	-	(18,323)
Net loss for the period	-	-	-	-	(216,960)	-	(216,960)
Other equity adjustments					6,199		6,199
Balances at, June 30, 2022	2,095,671,162	$209,567	$1,039,630	$(5,603)	$(2,501,434)	$-	$(1,257,840)

Foreign currency translation gain	-	-	-	(48,878)	-	-	(48,878)
Net loss for the period	-	-	-	-	(74,723)	(5,192)	(79,915)
Balances at, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,156)	$(5,192)	$(1,386,633)

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JUNE 30,

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,915)	$(216,960)
Other equity adjustments		6,199
Impairment loss	836	-
Changes in operating assets and liabilities
Other Assets	-	-
Accounts payable and accrued expenses	73,885	(101,916)
Loan payable – related party	54,072	330,688
Net cash used in operating activities	48,878	18,011

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and equivalents	$(48,878)	$(18,323)

NET DECREASE IN CASH AND EQUIVALENTS	-	(312)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$-	$312

CASH AND EQUIVALENTS, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On April 25, 2022 Token Communities, Ltd. (the “Company”) closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. This consideration has not been received by the Company and was written off on June 30, 2023.

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,386,633 at June 30, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	June 30, 2023	June 30, 2022
Period end: GBP to USD exchange rate	$1.2162	$1.210000
Average period: GBP to USD exchange rate	$1.3312	$1.300000

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company had no revenue during either during either fiscal years ended June 30, 2023 or June 30, 2022.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented. The all reporting periods  remain open to examination by the applicable taxing authorities.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain of $48,879 at June 30, 2023 and $18,323 at June 30, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

As of June 30, 2023, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,312,748 and $1,258,676 as of June 30, 2023 and June 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

NOTE 5 – INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

As of June 30, 2023, the Company had net operating loss carryforwards that may be available to offset future taxable income. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of June 30, 2023 and 2022 the Company has no unrecognized uncertain tax positions, including interest and penalties.

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

In order for the transaction to become effective it was acknowledged by both parties that the Company needs to raise the required funding to finance the transaction. Both parties agreed that the date for the first closing ($500,000) will take place by bank transfer no later than mid-March 2019. The following payments will be 90 days later (i.e. on or before May 31, 2029) as follows: $2,250,000 by way of bank transfer and $2,250,000 by the issue of 2,250,000 new shares of common stock of the Company. As of the date of this report the transaction had not yet closed and the Company does not anticipate this will close.

NOTE 7 – ACCOUNTS IMPAIRED

On June 30, 2023 the following accounts were deemed to be impaired and written off accordingly:

●	Other assets $836

NOTE 8 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheets as of June 30, 2023 and June 30, 2022 and its consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of changes in equity for the fiscal years ended June 30, 2023 and June 30, 2022, along with certain related notes to such restated consolidated financial statements. In addition, the Company has restated its consolidated statement of cash flows for the fiscal years ended June 30, 2023 and June 30, 2022.

The Company determined that the restatement was necessary after an investigation was conducted by the Company’s Board of Directors with the assistance of independent accountants.  The restatement corrects errors that were identified as a result of an investigation, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain accounts receivables and inventory balances that were no longer valid as well as certain income and expenses items that were incorrectly recorded and were identified by the Company in the normal course of business  when the consolidated financial statements for the fiscal years ended June 30, 2023 and June 30, 2022 were originally issued. In connection with the restatement, the Company has determined that it would be appropriate to correct such errors.

CONSOLIDATED BALANCE SHEET	Previously reported June 30, 2023	Adjustment	Restated June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,430	$(1,430)	$-
Deposit receivable	50,000	(50,000)	-
Inventory	46,480	(46,480)	-
Total current assets	97,910	(97,910)	-

Other assets	815	(815)	-
TOTAL ASSETS	$98,725	$(98,725)	$-

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$190,170	$(116,285)	73,885
Due to related parties	1,520,885	(208,137)	1,312,748
Total current liabilities	$1,711,055	$(324,422)	1,386,633
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 5,000,000,000 shares authorized; 2,095,671,162 shares issued and outstanding in June 30, 2023 and 2022	$209,587	(20)	209,567
Additional paid-in capital	1,039,610	20	1,039,630
Other comprehensive income	(54,481)	(1)	(54,482)
Accumulated deficit	2,801,855)	225,699	(2,575,341)
Non-controlling interest	(5,191)	(1)	(5,192)
Total stockholders' deficit	(1,612,330)	225,697	(1,386,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,725	(98,725)	$-

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Previously Reported For the fiscal year ended June 30, 2023	Adjustment for the fiscal year ended June 30, 2023	Restated For the fiscal year ended June 30, 2023
REVENUES	$31,937	$(31,937)	$-

OPERATING EXPENSES
Payroll Related Expenses	46,823	(45,556)	1,267
Rent Expense	24,565	(7,029)	17,536
Audit and Legal fees	98,668	(68,790)	29,878
Registration fees	115,888	(84,654)	31,234
OTAL OPERATING EXPENSES	285,944	(206,029)	79,915

LOSS FROM OPERATIONS	(254,007)	174,092	(79,915)

OTHER INCOME (EXPENSES)
Gain on sale of Lukki Exchange	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-	-

PROVISION FOR INCOME TAXES	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(254,007)	174,092	(79,915)
Less non-controlling interest	(5,192)		(5,192)
NET LOSS	(248,815)	174,092	(74,723)

Foreign exchange translation gain (loss)	(48,878)		(48,878)
Comprehensive income	$(297,693)	174,092	(123,601)

Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted	2,095,671,162

CONSOLIDATED STATEMENT OF CASHFLOWS

	Previously Reported For the fiscal year ended June 30, 2023	Adjustment for the fiscal years ended June 30, 2023	Restated For the fiscal years ended June 30, 2023
OPERATING ACTIVITIES:
Net loss	$(254,007)	$174,093	(79,915)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Impairment loss		836	836
Other equity adjustments	-
Changes in net assets and liabilities -
Inventory	(46,459)	46,459	-
Accounts payable and accrued expense	88,254	(14,369)	73,885
Loan payable – related party	262,208	(208,136)	54,072
NET CASH USED IN OPERATING ACTIVITIES	18,011	(19,226)	48,878

INVESTING ACTIVITIES
Loan to related party	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES:
Proceeds from Common Stock – related party	-	-	-
Proceeds from Related party loan	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Effect of exchange rate changes on cash and equivalents	(48,878)		(48,878)

NET INCREASE IN CASH	1,118	(1,118)	-

CASH – BEGINNING OF PERIOD	312	-	-
CASH – END OF PERIOD	$1,430	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
CONSOLIDATED BALANCE SHEET

	Previously reported June 30, 2022	Adjustment	Restated June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$312	$(312)	$-
Deposit receivable	50,000	(50,000)	-
Inventory	-	-	-
Total current assets	50,312	(50,312)	-

Other assets	836	-	836
TOTAL ASSETS	$51,148	$(50,312)	$836

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,916	$(101,916)	-
Due to related parties	1,258,676	-	1,258,676
Total current liabilities	$1,360,592	$(101,916)	1,258,676
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share; 5,000,000,000 shares authorized; 2,095,671,162 shares issued and outstanding in June 30, 2022 and 2021	$209,587	(20)	209,567
Additional paid-in capital	1,039,610	20	1,039,630
Other comprehensive income	(5,603)	-	(5,603)
Accumulated deficit	(2,553,038)	51,604	(2,501,434)
Non-controlling interest	-	-	-
Total stockholders' deficit	(1,309,444)	51,604	(1,257,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,148	(50,312)	$836

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Previously Reported For the fiscal year ended June 30, 2022	Adjustment for the fiscal year ended June 30, 2022	Restated For the fiscal year ended June 30, 2022

REVENUES	$-	$-	$-

OPERATING EXPENSES
Payroll Related Expenses	63,891	-	63,891
Rent Expense	44,145	-	44,145
Audit and Legal fees	129,000	-	129,000
General and administrative expenses	81,528	-	81,528
TOTAL OPERATING EXPENSES	318,564	-	318,564

LOSS FROM OPERATIONS	(318,564)	-	(318,564)

OTHER INCOME (EXPENSES)
Other income	-	-	101,604
Gain on sale of Lukki Exchange	50,000	-	-
TOTAL OTHER INCOME (EXPENSES)	50,000	-	101,604

PROVISION FOR INCOME TAXES	-		-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(268,564)	-	(216,960)
Less non-controlling interest	-	-	-
NET LOSS	(268,564)	-	(216,960)

Foreign exchange translation gain (loss)	(18,323)	(30,556)	(48,879)
Comprehensive income	$(286,887)	(30,556)	(317,443)

Net loss per common share – basic and diluted	$(0.00)	$-	$(0.00)
Weighted average common shares outstanding – basic and diluted	2,095,671,162

CONSOLIDATED STATEMENT OF CASHFLOWS
	Previously Reported For the fiscal year ended June 30, 2022	Adjustment for the fiscal years ended June 30, 2022	Restated For the fiscal years ended June 30, 2022
OPERATING ACTIVITIES:
Net loss	$(268,564)	$51,604	(216,960)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Impairment loss	-	-	-
Other equity adjustments	-	6,199	6,199
Changes in net assets and liabilities -
Inventory	(50,000)	50,000	-
Accounts payable and accrued expense	-	(101,916)	(101,916)
Loan payable – related party	336,887	(6,198)	330,689
NET CASH USED IN OPERATING ACTIVITIES	18,323	(312)	18,011

INVESTING ACTIVITIES
Loan to related party	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES:
Proceeds from Common Stock – related party	-	-	-
Proceeds from Related party loan	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Effect of exchange rate changes on cash and equivalents	(18,323)	-	(18,323)

NET INCREASE IN CASH	-	(312)	(312)

CASH – BEGINNING OF PERIOD	312	-	312
CASH – END OF PERIOD	$312	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company analyzed its operations subsequent to June 30, 2023 to August 02, 2024, which is the date these financial statements were available to be issued.  The Company has determined there are no reportable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2023 our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business or asset acquisition.

Changes in Internal Control over Financial Reporting.

Not applicable.

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

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $1,312,748 and $1,258,676 as at June 30, 2023 and 2022, respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has two independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2023	2022
Audit Fees	$20,000	$22,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	9,000
Total Fees	$31,500	$31,500

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

EXHIBIT INDEX

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

(1)

Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 31.2 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: August 5, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: August 5, 2024	By:	/s/ Xiangru Lin
Xiangru Lin
Director

