Form 10-Q/A
period 2023-09-30
TOKEN COMMUNITIES LTD.
filed 2024-09-12
CIK 1683252

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

 EXPLANATORY NOTE

This Amendment No. 1 to the Token Communities, Ltd. (the “Company”) Quarterly Report on Form 10-A (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 previously filed with the Securities and Exchange Commission. The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the quarter ended September 30, 2023 to give effect to correctly apply the conversion of exchange rate transactions of its parent company and the conversion of its foreign currency subsidiary balances and certain other adjustments.

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

2

Item 1. Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2023, and JUNE 30, 2023

	Sep 30, 2023	June 30, 2023 (audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	$2,227	$1,130
Accounts Receivable	-	-
Inventory	6,843	-
Total current assets	9,070	1,130

Other assets	-	-
TOTAL ASSETS	$9,070	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$85,463	$73,885
Due to related parties	1,346,106	1,314,193
Total current liabilities	1,431,569	1,388,078

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at September 30, 2023 and June 30, 2023	209,567	209,567
Additional paid-in capital	1,039,630	1,039,630
Accumulated Other comprehensive income	(50,709)	(54,481)
Accumulated deficit	(2,613,829)	(2,576,440)
Non-controlling interest	(7,158)	(5,224)
Total stockholders’ deficit	(1,422,499)	(1,386,948)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,070	$1,130

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months ended 30-Sep-23	Three months ended 30-Sep-22

REVENUES	$1,792	$-

OPERATING EXPENSES
Payroll Related Expenses	11,578	22,414
Rent Expense	-	10,234
Audit and Legal Fees	18,594	35,000
General and administrative	10,943	59,035
TOTAL OPERATING EXPENSES	41,115	126,683

LOSS FROM OPERATIONS	(39,323)	(126,683)

OTHER INCOME (EXPENSES)
Loss on Impairment	-	-
Gain on sale of Lukki Exchange	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(39,323)	$(126,683)
Less non-controlling interest	(1,934)	-
NET INCOME (LOSS)	$(37,389)	$(126,683)

Foreign exchange translation gain (loss)	3,772	(29)
Comprehensive income	$(33,617)	$(126,712)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2023

			Additional			Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	income	Deficit	Interest	Total

Balance, June 30, 2021	2,095,671,162	$209,567	$1,039,630	$12,720	$(2,290,673)	$-	$(1,028,756)

Foreign currency translation gain (loss)	-	-	-	(16,491)	-	-	(16,491)
Net income for the period	-	-	-	-	(160,391)	-	(160,391)
Balance, December 31, 2021	2,095,671,162	$209,567	$1,039,630	$(3,771)	$(2,451,064)	$-	$(1,205,638)

Balance, June 30, 2022	2,095,671,162	$209,567	$1,039,630	$(5,603)	$(2,501,435)	$-	$(1,257,841)

Foreign currency translation gain (loss)	-	-	-	(48,878)		-	(48,878)
Net income for the period	-	-	-	-	(75,005)	(5,224)	(80,229)
Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)

Foreign currency translation gain (loss)	-	-	-	3,772		-	3,772
Net income for the period	-	-	-		(37,389)	(1,934)	(39,323)
Balance, September 30, 2023	2,095,671,162	$209,567	$1,039,630	$(50,709)	$(2,613,829)	$(7,158)	$(1,422,499)

The accompanying notes are an integral part of these financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED SEP 30, 2023 AND 2022

	Sep 30, 2023	Sep 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,323)	$(126,683)
Other equity adjustments	-	-
Impairment loss
Changes in operating assets and liabilities	(6,843)	-
Other assets	-	-
Accounts payable and accrued expenses	11,578	-
Loan payable - related party	31,913	126,712
Net cash used in operating activities	(2,675)	29

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for other assets	-	-
Net cased in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties, net	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and equivalents	$3,772	$(29)

NET DECREASE IN CASH AND EQUIVALENTS	-	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,130	$312

CASH AND EQUIVALENTS, END OF PERIOD	$2,227	$312

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,422,499 at September 30, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	Sep 30, 2023	Sep 30, 2022
Period end: GBP to USD exchange rate	$1.2200	$1.120000
Average period: GBP to USD exchange rate	$1.2200	$1.170000

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company had no revenue during either during the three months ended June 30, 2023.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain (loss) of $3,772 at September 30, 2023 and $(29) at September 30, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Immaterial Out of Period Adjustments

During the three months ended September 30, 2023, the Company identified an immaterial error related to the exclusion of cash balances that impacted the Company’s previously issued June 30, 2023 consolidated financial statements. Management evaluated the effect of the error on the June 30, 2023 financial statements and concluded the error was not material. As a result, in the three months ended September 30, 2023, the Company recorded an out of period adjustment to increase cash, increase related party debt and increase accumulated deficit.

Adjustments

The following unaudited tables present the impact of the adjustments on the Company’s previously reported consolidated financial statements as of and for the year ended June 30, 2023. The values as previously reported were derived from the Company’s original Form 10-K previously filed with the Securities and Exchange Commission:

	As of June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Assets
Cash and equivalents	-	1,130	1,130
Total Assets	-	1,130	1,130

Liabilities
Due to related parties	1,312,748	1,445	1,314,193
Total liabilities	1,386,633	1,445	1,388,078

Stockholder's Deficit
Accumulated deficit	(2,576,157)	(315)	(2,576,472)
Total stockholders' deficit	(1,386,633)	(315)	(1,386,948)
Total liabilities and stockholders' deficit	-	1,130	1,130

	For the fiscal year ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Operating expenses
General and administrative	30,419	315	30,734
Total operating expenses	79,100	315	79,415

Loss from operations	(79,100)	(315)	(79,415)

Net income (loss) before non-controlling interest	(79,915)	(315)	(80,230)
Less non-controlling interest	(5,192)	(31)	(5,223)
Net income (loss)	(74,723)	(284)	(75,007)

Comprehensive income (loss)	(123,601)	(284)	(123,885)

	As of June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Stockholders' deficit
Net income (loss) for the period	(79,915)	(315)	(75,007)
Total stockholder's deficit	(1,386,633)	(315)	(1,386,948)

	For the fiscal year ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net income (loss)	(79,915)	(315)	(80,230)
Loan payable - related party	54,072	1,445	55,517
Net cash used in operating activities	48,878	1,130	50,008
Cash and equivalents, end of period	-	1,130	1,130

NOTE 3 - STOCKHOLDERS’ EQUITY

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are for advances made by a stockholder of the Company. The balance due of $1,346,106 and $1,314,193 as of September 30, 2023 and September 30, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In order for the transaction to become effective it was acknowledged by both parties that the Company needs to raise the required funding to finance the transaction. Both parties agreed that the date for the first closing ($500,000) will take place by bank transfer no later than mid-March 2019. The following payments will be 90 days later (i.e. on or before May 31, 2019) as follows: $2,250,000 by way of bank transfer and $2,250,000 by the issue of 2,250,000 new shares of common stock of the Company. As of the date of this report the transaction had not yet closed and the Company does not anticipate this will close.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 7 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheets as of June 30, 2023 and June 30, 2022 and its consolidated statement of operations and consolidated statements of owner’s equity for the fiscal years ended June 30, 2023 and June 30, 2022, along with certain related notes to such restated consolidated financial statements. In addition, the Company has restated its consolidated statement of cash flows for the fiscal years ended June 30, 2023 and June 30, 2022.

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

Net Income (Loss). The Company’s net loss was $(37,389) compared to a net loss of $(126,683) for the three months ended September 30, 2023 and 2022, respectively.

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

The Company had $2,227 in cash and cash equivalents as of September 30, 2023. The Company has negative working capital of $1,422,499, and total stockholders’ deficit of $1,422,499 as of September 30, 2023.  As of September 30, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was ($2,675) for the three months ended September 30, 2023 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash used in investing activities was $0 for the three months ended September 30, 2023.

Financing Activities

Cash flow from financing activities – During the three months ended September 30, 2023, our financing activities provided cash of $31,913 primarily from an advance from related party.

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

(1)

Filed herewith.  In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: September 12, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

