Form 10-Q/A
period 2023-12-31
TOKEN COMMUNITIES LTD.
filed 2024-10-15
CIK 1683252

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

 EXPLANATORY NOTE

This Amendment No. 1 to the Token Communities, Ltd. (the “Company”) Quarterly Report on Form 10-A (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 previously filed with the Securities and Exchange Commission. The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the quarter ended December 31, 2023 to give effect to correctly apply the conversion of exchange rate transactions of its parent company and the conversion of its foreign currency subsidiary balances and certain other adjustments.

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

Item 1. Financial Statements

 TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2023 AND THE FISCAL YEAR ENDED JUNE 30, 2023

	Dec 31,	June 30, 2023
	2023	(audited)
ASSETS

Assets
Current Assets:
Cash and equivalents	$2,095	$1,130
Accounts Receivable	-	-
Inventory	11,848	-
Total current assets	13,943	1,130

Other assets	-	-
TOTAL ASSETS	$13,943	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$97,304	$73,885
Unearned revenue	552	-
Due to related parties	1,414,275	1,314,193
Total current liabilities	1,512,131	1,388,078

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at December 31, 2023 and June 30, 2023	209,567	209,567
Additional paid-in capital	1,039,630	1,039,630
Accumulated Other comprehensive income	(70,061)	(54,481)
Accumulated deficit	(2,668,721)	(2,576,440)
Non-controlling interest	(8,603)	(5,224)
Total stockholders’ deficit	(1,498,188)	(1,386,948)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,943	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	31-Dec-23	31-Dec-22	31-Dec-23	31-Dec-24

REVENUES	$(276)	$-	$1,516	$-

OPERATING EXPENSES
Payroll Related Expenses	11,841	-	23,419	22,414
Rent Expense	-	-	-	10,234
Audit and Legal Fees	39,473	34,250	58,067	96,500
General and administrative	4,747	2,693	15,690	34,478
TOTAL OPERATING EXPENSES	56,061	36,943	97,176	163,626

LOSS FROM OPERATIONS	(56,337)	(36,943)	(95,660)	(163,626)

OTHER EXPENSES
Loss on Impairment	-	-	-	-
Gain on sale of Lukki Exchange	-	-	-	-
TOTAL OTHER EXPENSES	-	-	-	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(56,337)	$(36,943)	$(95,660)	$(163,626)
Less non-controlling interest	(1,445)	-	(3,379)	-
NET LOSS	$(54,892)	$(36,943)	$(92,281)	$(163,626)

Foreign exchange translation loss	(19,352)	(3,345)	(15,580)	(3,374)
Comprehensive loss	$(74,244)	$(40,288)	$(107,861)	$(167,000)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional			Non-	Total
		Par Value	Paid-In	Comprehensive	Accumulated	controlling	Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2022	2,095,671,162	$209,567	$1,039,630	$(5,603)	$(2,501,435)	$-	$(1,257,841)

Foreign currency translation gain	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-
Balance, September 30, 2022	2,095,671,162	209,567	1,039,630	(5,603)	(2,501,435)	-	(1,257,841)

Foreign currency translation gain	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-
Balance, December 31, 2022	2,095,671,162	209,567	$1,039,630	$(5,603)	$(2,501,435)	$-	$(1,257,841)

Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)

Foreign currency translation gain (loss)	-	-	-	3,772	-	-	3,772
Net income for the period	-	-	-	-	(37,389)	(1,934)	(39,323)
Balance, September 30, 2023	2,095,671,162	209,567	1,039,630	(50,709)	(2,613,829)	(7,158)	(1,422,499)

Foreign currency translation gain (loss)	-	-	-	(19,352)	-	-	(19,352)
Net income for the period	-	-	-	-	(54,892)	(1,445)	(56,337)
Balance, December 31, 2023	2,095,671,162	$209,567	$1,039,630	$(70,061)	$(2,668,721)	$(8,603)	$(1,498,188)

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Dec 31,	Dec 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,660)	$(163,626)
Other equity adjustments	-	-

Changes in operating assets and liabilities		-
Inventory	(11,848)	-
Accounts payable and accrued expenses	23,971	-
Loan payable - related party	100,082	167,000
Net cash used in operating activities	16,545	3,374

Effect of exchange rate changes on cash and equivalents	$(15,580)	$(3,374)

NET DECREASE IN CASH AND EQUIVALENTS	-	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,130	$312

CASH AND EQUIVALENTS, END OF PERIOD	$2,095	$312

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

On February 26, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC (“PLC”).  Under the Agreement, the Company’s majority shareholder returned 19,266,000 common shares to treasury, and at closing, 100% of the issued and outstanding shares of PLC were acquired by the Company, for 172,800,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the stockholders of PLC the majority stockholders of the Company. The transaction closed on May 18, 2018.  This transaction was accounted for as a reverse acquisition under the purchase method of accounting since PLC obtained control of Limited. Accordingly, the merger of PLC into Limited was recorded as a recapitalization of PLC, PLC being treated as the continuing entity. The transaction was treated as a recapitalization and not as a business combination. Limited had 116,466,000 shares outstanding prior to the merger. At the time of the merger, Limited’s principal stockholder surrendered 19,266,000 shares, which were cancelled.  After the merger, the total number of Limited shares outstanding was 270,000,000.

PLC is a Gibraltar Financial Advisory firm which specializes in Blockchain, Artificial Intelligence and Fin-Tech investment in incubating, as well as advising and managing qualified companies in the blockchain and distributed ledger technologies arena, including smart contracts, TGEs, DApps, and more. Advisement comprises the authoring of industry standard White Papers, technical aspects, design and implementation of market strategies, business appraisal and more. All potential clients are vetted and Anti-Money Laundering / Know-Your-Customer approved. The Company is also developing its own software technology with its dedicated team of developers.

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

As a condition to the closing of the transactions contemplated in the Asset Purchase Agreement, shareholders agreed to cancel an aggregate of 174,540,600 shares of Common Stock of the Company, and the holders of the Company’s Series A, B, C, D and E warrants agreed to the cancellation of all such warrants.  On April 25, 2022 Token Communities, Ltd. (the “Company”) closed on the sale of the “Lukki Exchange” and related Lukki tokens in exchange for Fifty Thousand Dollars. This consideration has not been received by the Company and was written off on June 30, 2023.

On January 10, 2023 Token Communities Ltd. (the “Company”) entered into a Stock Purchase Agreement with Elements of Health and Wellness, Inc., a company incorporated in the Florida (“Elements”) whereby the Company acquired ninety shares of common stock of Elements (which represents ninety percent of the outstanding shares of common stock of Elements), in exchange for the issuance of a promissory note in the principal amount of Two Hundred Twenty Five Thousand Dollars ($225,000) (the “Note”). The Note provides for a term of five years and bears interest at a rate of three percent per annum. The transactions set forth above closed on January 10, 2023. As a result of the closing of transaction set forth above, Elements has become a subsidiary of the Company and the Company has expanded its business operations into the health and wellness sector.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,498,188 at December 31, 2023 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	Dec 31, 2023	Dec 31, 2022
Period end: GBP to USD exchange rate	$1.2732	$1.120000
Average period: GBP to USD exchange rate	$1.2732	$1.170000

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments, their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company had no revenue during the three months ended December 31, 2023.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain (loss) of ($19,352) at December 31, 2023 and ($3,345) at December 31, 2022 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Immaterial Out of Period Adjustments

During the three months ended September 30, 2023, the Company identified an immaterial error related to the exclusion of cash balances that impacted the Company’s previously issued June 30, 2023, consolidated financial statements. Management evaluated the effect of the error on the June 30, 2023, financial statements and concluded the error was not material. As a result, in the three months ended September 30, 2023, the Company recorded an out of period adjustment to increase cash, increase related party debt and increase accumulated deficit.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a stockholder of the Company. The balances of $1,414,275 and $1,314,193 as of December 31, 2023, and December 31, 2022 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal proceedings, from time to time, incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on the Company’s CFS in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect the outcome of any matter pending against the Company, to likely to have a material effect on the Company’s CFS.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2023, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 7 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheets as of June 30, 2023, and June 30, 2022, and its consolidated statement of operations and consolidated statements of owner’s equity for the fiscal years ended June 30, 2023, and June 30, 2022, along with certain related notes to such restated consolidated financial statements. In addition, the Company has restated its consolidated statement of cash flows for the fiscal years ended June 30, 2023, and June 30, 2022.

The Company determined that the restatement was necessary after an investigation was conducted by the Company’s Board of Directors with the assistance of independent accountants.  The restatement corrects errors that were identified as a result of an investigation, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain accounts receivables and inventory balances that were no longer valid, as well as certain income and expense items that were incorrectly recorded and were identified by the Company in the normal course of business when the consolidated financial statements for the fiscal years ended June 30, 2023, and June 30, 2022, were originally issued. As a result of the restatement, the Company has determined that it would be appropriate to correct such errors.

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

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended December 31, 2023 with the Three Months Ended December 31, 2022

Revenue. For the three months ended December 31, 2023, we generated revenues of ($276) as compared to $0 for the three months ended December 31, 2022.

Operating Expenses. For the three months ended December 31, 2023 operating expenses increased to $56,061 from $36,943 for the three months ended December 31, 2022.  The increase was largely due to an increase in Payroll Related Expenses.

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

Comparison of the Six Months Ended December 31, 2023 with the Six Months Ended December 31, 2022

Revenue. For the six months ended December 31, 2023, we generated revenues of $1,516 as compared to $0 for the six months ended December 31, 2022.

Operating Expenses. For the six months ended December 31, 2023 operating expenses decreased to $97,176 from $163,626 for the six months ended December 31, 2022.  The decrease was largely due to a decrease in Audit and Legal Fees and General and Administrative Expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $15,690 for the six months ended December 31, 2023 from $34,478 for the six months ended December 31, 2022.

Other Income. For the six months ended December 31, 2023 and 2022, other income was $0, respectively.

Net Income (Loss). The Company’s net loss was $(92,281) compared to a net loss of $(163,626) for the six months ended December 31, 2023 and 2022, respectively.

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

The Company had $2,095 in cash and cash equivalents as of December 31, 2023. The Company has negative working capital of $1,512,382, and total stockholders’ deficit of $1,498,188 as of December 31, 2023.  As of December 31, 2023, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash provided (used) in operating activities was $16,545 for the three months ended December 31, 2023 primarily as a result of net loss from operations during the period. Net cash provided (used) in operating activities was $16,545 for the three months ended December 31, 2023 primarily as a result of net loss from operations during the period.

Investing Activities

Cash flow from investing activities – Net cash provided (used) in investing activities was $0 for the three months ended December 31, 2023.

Financing Activities

Cash flow from financing activities – Net cash provided (used) in financing activities was $0 for the three months ended December 31, 2023.

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

TOKEN COMMUNITIES LTD.

Dated: October 11, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director