Form 10-Q/A
period 2024-03-31
TOKEN COMMUNITIES LTD.
filed 2024-11-13
CIK 1683252

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 22, 2024, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

 EXPLANATORY NOTE

This Amendment No. 1 to the Token Communities, Ltd. (the “Company”) Quarterly Report on Form 10-A (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 previously filed with the Securities and Exchange Commission. The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the quarter ended March 31, 2024 to give effect to correctly apply the conversion of exchange rate transactions of its parent company and the conversion of its foreign currency subsidiary balances and certain other adjustments.

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

2

Item 1. Unaudited Condensed Consolidated Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2024	2023
ASSETS

Assets
Current Assets:
Cash and equivalents	$-	$1,130
Total current assets	-	1,130

TOTAL ASSETS	$-	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$97,304	$73,885
Unearned revenue	552	-
Due to related parties	1,409,370	1,314,193
Total current liabilities	1,507,226	1,388,078

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at March 31, 2024 and June 30, 2023	209,567	209,567
Additional paid-in capital	1,039,630	1,039,630
Accumulated Other comprehensive income	(57,462)	(54,481)
Accumulated deficit	(2,689,062)	(2,576,440)
Non-controlling interest	(9,899)	(5,224)
Total stockholders’ deficit	(1,507,226)	(1,386,948)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$1,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	31-Mar-24	31-Mar-23	31-Mar-24	31-Mar-23
REVENUES	$-	$30,592	$1,516	$30,592

OPERATING EXPENSES
Payroll Related Expenses	-	12,205	23,419	22,414
Rent Expense	-	7,029	-	10,234
Audit and Legal Fees	7,000	5,000	65,067	101,500
General and administrative	2,789	35,408	18,479	89,120
TOTAL OPERATING EXPENSES	9,789	59,642	106,965	223,268

LOSS FROM OPERATIONS	(9,789)	(29,050)	(105,449)	(192,676)

OTHER (EXPENSE)
Loss on Impairment	(11,848)	-	(11,848)	-
TOTAL OTHER EXPENSE	(11,848)	-	(11,848)	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(21,637)	$(29,050)	$(117,297)	$(192,676)
Less non-controlling interest	(1,295)	(1,965)	(4,675)	(1,965)
NET LOSS	$(20,342)	$(27,085)	$(112,622)	$(190,711)

Foreign exchange translation income (loss)	12,599	61,253	(2,981)	57,879
Comprehensive income (loss)	$(7,743)	$34,168	$(115,603)	$(132,832)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Common Stock
		Par Value,	Additional Paid-In	Comprehensive	Accumulated	Non- controlling	Total Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2022	2,095,671,162	$209,567	$1,039,630	$(5,603)	$(2,553,038)	$-	$(1,309,444)

Foreign currency translation gain	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-
Balance, September 30, 2022	2,095,671,162	209,567	1,039,630	(5,603)	(2,553,038)	-	(1,309,444)

Foreign currency translation gain	-	-	-	(3,374)	-	-	(3,374)
Net loss for the period	-	-	-	-	(163,626)	-	(163,626)
Balance, December 31, 2022	2,095,671,162	209,567	$1,039,630	$(8,977)	$(2,716,664)	$-	$(1,476,444)

Foreign currency translation gain	-	-	-	61,253	-	-	61,253
Net loss for the period	-	-	-	-	(27,085)	(1,965.00)	(29,050)
Balance, March 31, 2023	2,095,671,162	209,567	$1,039,630	$52,276	$(2,743,749)	$(1,965.00)	$(1,444,241)

Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)

Foreign currency translation gain (loss)	-	-	-	3,772	-	-	3,772
Net loss for the period	-	-	-	-	(37,389)	(1,934)	(39,323)
Balance, September 30, 2023	2,095,671,162	209,567	1,039,630	(50,709)	(2,613,829)	(7,158)	(1,422,499)

Foreign currency translation gain (loss)	-	-	-	(19,352)	-	-	(19,352)
Net loss for the period	-	-	-	-	(54,892)	(1,445)	(56,337)
Balance, December 31, 2023	2,095,671,162	$209,567	$1,039,630	$(70,061)	$(2,668,721)	$(8,603)	$(1,498,188)

Foreign currency translation gain (loss)	-	-	-	(12,599)	-	-	(12,599)
Net loss for the period	-	-	-	-	20,341	1,296	21,637
Balance, Mar 31, 2024	2,095,671,162	$209,567	$1,039,630	$(57,462)	$(2,689,062)	$(9,899)	$(1,507,226)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,297)	$(192,676)
Impairment loss	11,848	-
Changes in operating assets and liabilities		-
Inventory	(11,848)	-
Accounts payable and accrued expenses	23,971	12,205
Loan payable - related party	95,177	122,692
Net cash provided by (used in) operating activities	1,851	(57,779)

Effect of exchange rate changes on cash and equivalents	$(2,981)	$57,879

NET DECREASE IN CASH AND EQUIVALENTS	(1,130)	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,130	$312

CASH AND EQUIVALENTS, END OF PERIOD	$-	$412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $1,507,226 as of March 31, 2024 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	Mar 31, 2024	Mar 31, 2023
Period end: GBP to USD exchange rate	$1.2625	$1.370000
Average period: GBP to USD exchange rate	$1.2625	$1.310000

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on July 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from advisory fees and related services, and the Company has no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying CFS for the cumulative impact of applying this new standard. The Company had no revenue during the three months ended March 31, 2024.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s subsidiary is the GBP. Translation gain (loss) of $12,599 at March 31, 2024 and $61,253 at March 31, 2023 is classified as an item of other comprehensive income in the stockholders’ deficit section of the balance sheet.

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

Adjustments

The following unaudited tables present the impact of the adjustments on the Company’s previously reported consolidated financial statements as of and for the year ended June 30, 2023. The values as previously reported were derived from the Company’s original Form 10-K previously filed with the Securities and Exchange Commission:

	As of June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Assets
Cash and equivalents	-	1,130	1,130
Total Assets	-	1,130	1,130

Liabilities
Due to related parties	1,312,748	1,445	1,314,193
Total liabilities	1,386,633	1,445	1,388,078

Stockholder's Deficit
Accumulated deficit	(2,576,157)	(315)	(2,576,472)
Total stockholders' deficit	(1,386,633)	(315)	(1,386,948)
Total liabilities and stockholders' deficit	-	1,130	1,130

	For the fiscal year ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Operating expenses
General and administrative	30,419	315	30,734
Total operating expenses	79,100	315	79,415

Loss from operations	(79,100)	(315)	(79,415)

Net income (loss) before non-controlling interest	(79,915)	(315)	(80,230)
Less non-controlling interest	(5,192)	(31)	(5,223)
Net income (loss)	(74,723)	(284)	(75,007)

Comprehensive income (loss)	(123,601)	(284)	(123,885)

	As of June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Stockholders' deficit
Net income (loss) for the period	(79,915)	(315)	(75,007)
Total stockholder's deficit	(1,386,633)	(315)	(1,386,948)

	For the fiscal year ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net (loss)	(79,915)	(315)	(80,230)
Loan payable - related party	54,072	1,445	55,517
Net cash used in operating activities	48,878	1,130	50,008
Cash and equivalents, end of period	-	1,130	1,130

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a stockholder of the Company. The balances of $1,409,370 and $1,314,193 as of March 31, 2024 and March 31, 2023 respectively, is presented as due to related parties in the accompanying consolidated balance sheet.  The amounts due are non-interest bearing and payable upon demand.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2024, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Operating Expenses. For the three months ended March 31, 2024 operating expenses decreased to $9,789 from $59,642 for the three months ended March 31, 2023.  The decrease was largely due to an decrease in General and Administrative Expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $2,789 for the three months ended March 31, 2024 from $35,408 for the three months ended March 31, 2023.

Net Loss. The Company’s net loss was $(20,342) compared to a net loss of $(27,085) for the three months ended March 31, 2024 and 2023, respectively.

Comparison of the Nine Months Ended March 31, 2024 with the Nine Months Ended March 31, 2023

Revenue. For the nine months ended March 31, 2024, we generated revenues of $1,516 as compared to $30,592 for the nine months ended March 31, 2023.

Operating Expenses. For the nine months ended March 31, 2024 operating expenses decreased to $106,965 from $223,268 for the nine months ended March 31, 2023.  The decrease was largely due to a decrease in Audit and Legal Fees and General and Administrative Expenses.

General and Administrative Expenses. Our general and administrative expenses decreased to $18,479 for the nine months ended March 31, 2024 from $89,120 for the nine months ended March 31, 2023.

Net Loss. The Company’s net loss was $(112,622) compared to a net loss of $(190,711) for the nine months ended March 31, 2024 and 2023, respectively.

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

The Company had $0 in cash and equivalents as of March 31, 2024. The Company has negative working capital of $(1,507,226), and total stockholders’ deficit of $(1,507,226) as of March 31, 2024.  As of March 31, 2024, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash provided (used) in operating activities was $1,851 for the three months ended March 31, 2024 primarily as a result of net loss from operations during the period. Net cash provided (used) in operating activities was ($57,779) for the three months ended March 31, 2023 primarily as a result of net loss from operations during the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

TOKEN COMMUNITIES LTD.

Dated: November 12, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

