Form 10-K
period 2024-06-30
TOKEN COMMUNITIES LTD.
filed 2024-12-31
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,388,344.

As of December 22, 2024, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. Pursuant to these provisions:

•	we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the ’Sarbanes-Oxley Act);

•

we have (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (ii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation, including golden parachute compensation.

•	to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation

•	to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years

•	to defer complying with certain changes in accounting standards, and

•	to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We may take advantage of these provisions for up to five years or until such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of public float (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

2

PART I

Item 1. Business

Overview

Up to the end of calendar 2023, Token Communities, Ltd. (hereinafter the “Company”, “Our”, “We” or “Us”) researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange,” until its sale in April 2023. Unfortunately, China banned foreign crypto currency operations such as these and we began, at the end of 2023, to research developing, naturopathic supplements to diversify the operations of the Company. At the time we formed a research and development team. This team developed six products as wellness supplements with a company located in Xi-An, China. This led the Company to acquire Elements of Health and Wellness, Inc. (“Elements”) in January 2023. In May 2024 we entered into the real estate development field with the acquisition of ASC Global Inc.

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

On May 10, 2024 the Company entered into an agreement with ASC Global Inc. (“ASC Global), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Chen, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

Our principal executive offices are located at 4802 Lena Road, Unit 105, Bradenton, Florida, 34211 and our telephone number is (631) 397-1111.

Our Company

Until January 2024 the Company researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange.” We actively engaged in the Health and Wellness Sector developing holistic and naturopathic products, including plant stem cell, natural supplements, cosmetic facial masks and more. As the Health and Wellness sector proved more challenging than anticipated, we expanded our business with the acquisition of ASC Global in May 2024, into real estate development. The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We are positioned as the waterfront luxury home developer for the specialty premium niche market in Florida. A majority of our properties are premium waterfront homesites in the Greater Sarasota Area, and have started construction on some of these lots in various stages. Most of these lots are located in Northport (Sarasota County), Gulf Cove and Punta Gorda (Charlotte County), all within an hour drive from Downtown Sarasota.  The majority of our homesites are gulf-access and sailboat access, located right off the open water, the most desirable locations for the Florida highly sought after premium waterfront homes. We also have some lakefront homesites in Punta Gorda and Tropical Gulf Areas in Charlotte County.  We are working with Tricor, LLC. Tricor is a turnkey construction operator. They are experts on client specifications, affordability and efficiencies. Tricor provides end to end development and construction services.

Further, ASC Global is exploring entry into the Opportunity Zone industrial park development in Texas, as many foreign companies are seeking to set up manufacturing facilities in the United States. ASC Global works with a nationwide builder to build and develop its properties.

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

Competition

There are many companies which compete in the industries which the Company is involved, and there can be no assurance that additional direct competitors will arise. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models, larger than us, have more access to capital and have lower operating costs than we do. These competitors may be able to respond more rapidly to new or emerging supplements and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with currencies that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.

Government Regulation

Products offered by Elements have not been evaluated by the U.S. Food and Drug Administration (FDA) or any similar regulatory body for safety and efficacy. We anticipate in the future that our products may be subject to regulation by one or more federal agencies, including but not limited to the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the United States Department of Agriculture, and the Environmental Protection Agency.

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

Item 1C. Cybersecurity.

As of the date of this Annual Report, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk management and strategy.

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

Primary responsibility for assessing any cybersecurity risks rests with our chief executive officer, who would report any threat to our board of directors.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink market under the symbol “TKCM.” Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock. There are no securities authorized for issuance under equity compensation plans.

Holders

As of June 30, 2024, there were 2,095,671,162 shares of common stock outstanding, which were held by approximately 180 record holders.

Dividends

Through June 30, 2024, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2024, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Plan of Operation

Until January 2023 the Company researched and created white paper analysis for companies regarding block chain technology, and also operates the “Lukki Exchange,” (until its sale in April 2023) including all client lists, intellectual property related to the brand “Lukki”. Commencing the end of the calendar year in 2023 the Company expanded its business operations into the health and wellness sector resulting in the acquisition of Elements in January 2023, and in May 2024 the Company expanded into the real estate development field.

Results from Operations – For the year ended June 30, 2024 as compared to June 30, 2023

Operating Expenses

Total operating expenses increased to $288,530 in 2024 from $79,415 in 2023, an increase of $209,115. The increase was primarily due to the acquisition of ASC and an increase in audit and legal fees during the fiscal year ended June 30, 2024.

Loss From Operations

Income from operations was $905,142 for the year ended June 30, 2024, compared with a loss of $(79,415) for the year ended June 30, 2023.  The difference was primarily due to the acquisition of ASC Global Inc.

Other Income (Expense)

Other Income (Expense) increased from $(815) in 2023 to $718,972 in 2024. This increase was due to the gain on extinguishment of debt of $730,820 in fiscal 2024.

Net Income (Loss)

For the fiscal year ended June 30, 2024 the Company had net income of $1,276,464 compared to a net loss of $(75,007) for the year ended June 30, 2023, an difference of $1,351,471. The increase is primarily due to the acquisition of ASC Global Inc. and the extinguishment of debt as described above in the year ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, the Company had total assets of $3,987,903 as compared to $1,130 as of June 30, 2023, an increase of $3,986,773.   This increase was primarily a result of the Company’s acquisition of ASC Global.  The Company’s total current assets exceeded its current liabilities by $295,460.

Our cash flows for the year ended June 30, 2024 and 2023 are summarized below:

	Year Ending June 30, 2024	Year Ending June 30, 2023
Net cash provided by operating activities	$4,614,359	$50,008
Net cash used in investing activities	$-	$-
Net cash provided (used) by financing activities	$(4,644,031)	$-
Net Change in Cash	$24,809	$1,130
Cash at beginning of year	$1,130	$-
Cash at end of year	$25,939	$1,130

Net Cash Provided (Used) in Operating Activities

For the year ended June 30, 2024, $4,614,359 net cash provided by operating activities was primarily attributable to loans from a related party. For the year ended June 30, 2023, $50,008 net cash provided in operating activities was primarily due to accounts payable and loans payable.

Net Cash Provided (Used) in Investing Activities

For the year ended June 30, 2024 and June 30, 2024, net cash used in investing activities was $0.

Net Cash Provided (Used) by Financing Activities

For the year ended June 30, 2024 net cash used by financing activities was $(4,679,991) as compared to $0 for the year ended June 30, 2023. The increase was primarily due to the acquisition of ASC Global.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Token Communities Ltd and Subsidiary.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Token Communities Ltd and Subsidiary as of June 30, 2024 and 2023, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Token Communities Ltd and Subsidiary as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

No critical audit matters were identified.

We identified the following material weaknesses in internal control over financial reporting:

The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

The Company does not have an independent board of directors or an audit committee.

The Company does not have written documentation of their internal control policies and procedures.

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as Token Communities Ltd and Subsidiary 's auditor since 2024.10

West Palm Beach, FL

December 31, 2024

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF THE FISCAL YEARS ENDED JUNE 30, 2024 AND JUNE 30, 2023

	Jun 30,	June 30,
	2024	2023
ASSETS

Assets
Current Assets:
Cash and equivalents	$25,939	$1,130
Accounts Receivable	-	-
Real estate inventory	3,961,964	-
Total current assets	3,987,903	1,130
TOTAL ASSETS	$3,987,903	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$126,573	$73,885
Taxes Payable	352,156	-
Unearned revenue	552	-
Due to related parties	3,213,162	1,314,193
Total current liabilities	3,692,443	1,388,078
Non-Current Liabilities:
Construction Loan	$35,960	$-
Note payable - related parties	5,000,000	-
Total non-current liabilities	5,035,960	-
TOTAL LIABILITIES	$8,728,403	$1,388,078

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at June 30, 2024 and 2023	209,567	209,567
Additional paid-in capital	(3,640,360)	1,039,630
Accumulated Other comprehensive income	-	(54,481)
Accumulated deficit	(1,299,977)	(2,576,440)
Non-controlling interest	(9,730)	(5,224)
Total stockholders’ deficit	(4,740,500)	(1,386,948)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,987,903	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JUNE 30, 2024 AND 2023

	Twelve months	Twelve months
	ended	ended
	30-Jun-24	30-Jun-23

REVENUES	$-	$-
Home Sales	2,387,525	-
Lot Sales and Other	41,147	-
TOTAL REVENUES	2,428,672	-

COST OF SALES
Home Sales	1,235,000	-
TOTAL COST OF SALES	1,235,000	-

GROSS MARGIN
Home Sales	1,152,525	-
Lot Sales and Other	41,147	-
TOTAL GROSS MARGIN	1,193,672	-

OPERATING EXPENSES
Payroll Related Expenses	23,419	1,267
Rent Expense		17,536
Audit and Legal Fees	171,524	29,878
General and administrative	93,587	30,734
TOTAL OPERATING EXPENSES	288,530	79,415

INCOME (LOSS) FROM OPERATIONS	905,142	(79,415)

OTHER INCOME (EXPENSES)
Loss on Impairment	(11,848)	(815)
Gain on Extinguishment of Debt	730,820	-
TOTAL OTHER INCOME (EXPENSES)	718,972	(815)

PROVISION FOR INCOME TAXES	(352,156)	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$1,271,958	$(80,230)
Less non-controlling interest	(4,506)	(5,223)
NET INCOME (LOSS)	$1,276,464	$(75,007)

Foreign exchange translation gain (loss)	54,481	(48,878)
Comprehensive income	$1,330,945	$(123,885)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED JUNE 30, 2024 AND 2023

	Common Stock
		Par Value,	Additional Paid-In	Accumulated Comprehensive	Accumulated	Non-controlling	Total Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2022	2,095,671,162	$209,567	$1,039,630	$(5,603)	$(2,501,433)	$-	$(1,309,444)

Foreign currency translation gain (loss)	-	-	-	(48,878)		-	(48,878)
Net income for the period	-	-	-		(75,007)	(5,224)	(80,231)
Balance, Jun 30, 2023	2,095,671,162	209,567	$1,039,630	$(54,481)	$(2,576,440)	(5,224)	$(1,386,948)

Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)

Foreign currency translation gain (loss)	-	-	-	54,481	-	-	54,481
Acquisition of ASC Global Inc			(4,679,990)				(4,679,990)
Net income for the period	-	-	-	-	1,276,463	(4,506)	1,271,957
Balance, Jun 30, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,299,977)	$(9,730)	$(4,740,500)

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JUNE 30, 2024 AND 2023

	Jun 30,	Jun 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,271,958	$(80,230)
Gain on debt extinguishment	(730,820)	-
Impairment loss	11,848	836
Changes in operating assets and liabilities
Real estate Inventory	(1,333,164)	-
Accounts payable, taxes payable and accrued expenses	405,396	73,885
Loans payable - related party	309,150	55,517
Net cash provided (used) in operating activities	(65,632)	50,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of ASC Global	-	-
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Construction loan proceeds	35,960	-
Notes payable – related party	-	-
Net cash provided (used) by financing activities	35,960	-

Effect of exchange rate changes on cash and equivalents	$54,481	$(48,878)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	24,809	1,130

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$1,130

CASH AND EQUIVALENTS, END OF PERIOD	$25,939	$1,130

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest
Cash paid for taxes

NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable - related party	$5,000,000	-
ASC Global acquisition	$320,010	-

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

On May 10, 2024 Token Communities Ltd. (the “Company”) entered into an agreement (the “Agreement”) with ASC Global Inc. (“ASC Global), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Chen, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Limited’s functional currency is the United States Dollars (“$” or “USD”) and Limited’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $(4,740,500) as of June 30, 2024 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

The accompanying CFS do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Foreign Currency Translation

Various payables were maintained in GBP and CNY. These accounts were translated into USD in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830 Foreign Currency Transaction, with the GBP as the functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the periods.

	Jun 30, 2024	Jun 30, 2023
Period end GBP to USD exchange rate	0.0000	1.2708
Period end GBP to CNY exchange rate	0.0000	0.1379

On June 30, 2024 all remaining accounts subject to foreign currency fluctuations were deemed to be either discharged, cancelled or expired.  These accounts were derecognized on that date and the company recognized a gain on extinguishment of debt of $730,820.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Inventories and Cost of Sales

Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. If the relative-sales-value-method is impracticable, costs are allocated based on area methods, such as square footage or lot size, or other value methods as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.

Capitalization of Interest

The Company follows the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are delivered to customers.

Home Sales Revenue

Home sales revenue is recognized when the Company’s performance obligations within the underlying sales contracts are fulfilled. The Company considers its obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenue when the respective home is closed. When it is determined that the earnings process is not complete, the related revenue is deferred for recognition in future periods.

Lot Sales and Other Revenue

Revenues from lot sales and other revenue are recorded and a margin is recognized when performance obligations are satisfied, which includes transferring a promised good or service to a customer. Lot sales and other revenue is recognized when all conditions of escrow are met, including delivery of the real estate asset in the agreed-upon condition, passage of title, receipt of appropriate consideration, and collection of associated receivables, if any, is probable, and other applicable criteria are met. Based upon the terms of the agreement, when it is determined that the performance obligation is not satisfied, the sale and the related margin are deferred for recognition in future periods.

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

Principles of Consolidation

The accompanying CFS include the accounts of Limited, its wholly owned subsidiary PLC, its wholly owned subsidiary ASC Global Inc. and its majority owned subsidiary Elements of Health and Wellness Inc. All significant intercompany transactions and balances were eliminated in consolidation.

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

Inventory

All inventory is valued at the lower of cost or market. All costs of purchase, costs of development, and any other costs incurred in bringing the inventory to its present condition are capitalized as part of the inventory costs. Interest paid or accrued on construction loans is included in inventory costs. Costs of sales include all capitalized costs pertaining to the inventory sold during the period.

Sales, Cost of Sales and Gross Margin are presented separately on the income statement. Home Sales includes the sales of developed real property. Lot Sales and Other includes the sales of vacant parcels, rent income and the sale of any non-real estate inventory.

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

Recent Accounting Pronouncements

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2028 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In March 2024, the United States Securities and Exchange Commission (SEC) issued Final Rulemaking Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors. This release is intended to improve consistency, completeness and transparency related to climate risks and events. The disclosure requirements related to this new rule will be phased in, and effective for the Company beginning in fiscal 2027 on a prospective basis. The Company is currently evaluating the potential impact of this release on its financial statements and disclosures.

In March 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.  This ASU intends to provide an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2024, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In December 2023, the FASB, issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 is intended to is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

Business Combinations Between Entities under Common Control

The Company accounts for combinations between entities under common control in accordance with guidance found in Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues.  The transaction was recorded at the carrying values of the net assets transferred.

NOTE 3 – BUSINESS COMBINATION

Effective May 10, 2024, the Company acquired 100% of the outstanding shares of ASC Global Inc. The acquisition was accounted for by applying the guidance in the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. The transaction was recorded at the carrying values of the net assets transferred.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their carrying values at June 30, 2023:

Item	Amount
Consideration Given
Notes Payable		$5,000,000

Allocation of Consideration Given
Cash	$13,165
Due from Related Parties	174,560
Inventory	$2,628,800
Total Assets		$2,816,526

Current Liabilities
Due to Related Parties	$2,496,516
Total Current Liabilities		2,496,516

Net Assets Acquired		$320,010

NOTE 4 - STOCKHOLDERS’ EQUITY

As of June 30, 2024, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value.  2,095,671,162 shares of common stock issued and outstanding as of June 30, 2023 and 2024.   Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a stockholder of the Company. The balances of $3,213,162 and $1,314,193 as of June 30, 2024 and June 30, 2023 respectively, are presented as due to related parties in the accompanying consolidated balance sheet.

On May 10, 2024, the Company entered into a promissory note for $5,000,000 with a stockholder. The note is presented as a note payable to related parties in the accompanying consolidated balance sheet.  The note bears a 4% interest rate, is unsecured and principle and interest are due on May 10, 2027. $28,333.33 of interest has accrued as of June 30, 2024.

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

NOTE 7 - INCOME TAXES

The Company records income taxes in accordance with ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized based on the differences in the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the years that the differences are expected to reverse. The Company adjusts deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. Tax credits are recognized through the effective tax rate calculation assuming that the Company will be able to realize the full benefit of the credits.

Each year the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) to be unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the tax asset determined to be more likely than not unrealizable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial statements.

The following table reflects the estimated income tax liability for the tax years ended June 30, 2024 and June 30, 2023.

For the period ended	30-Jun-24	30-Jun-23
Book income for the year	$1,628,620	$(75,007)

Temporary differences:
Accrued expenses	48,314	73,885
Tax income (loss) for the year	$1,676,934	$(1,122)

Estimated effective tax rate	21%	21%
Deferred tax asset	$-	$(236)
Less: Valuation allowance	-	236
Net deferred tax (asset) liability	$-	$-

Rate Reconciliation:

Federal income tax at statutory rate	$342,010	$(15,752)
Temporary difference	10,146	15,516
Permanent difference		-
Change in Valuation Allowance	-	236
	$352,156	$-

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2024, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 9 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2024 our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

•	The Company does not have an independent board of directors or an audit committee.

•	The Company does not have written documentation of our internal control policies and procedures.

•	All of the Company’s financial reporting is carried out by a financial consultant.

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

* Peter Yaugh Chen resigned as Chief Financial Officer and Director of the Company on August 2, 2023.

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. The Company’s entire Board fulfills the duties of an audit committee. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Board of Directors has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

15

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2024, with the exception of the following reports.

Reporting Person	Form Type
David Chen	3
Peter Yaugh Chen	4
Xiangru Lin	3

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2024 and June 30, 2023, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chen,	2023	$12,000	-	-	-	-	-	-	$12,000
CEO, Director (1)	2024	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2023	$-	-		-	-	-	-	$0
CFO, Director (2)	2024	$-	-		-	-	-	-	$0

Xiangru Lin,	2023	$10,000	-	-	-	-	-	-	$10,000
Director (3)	2024	$-	-	-	-	-	-	-	$0

(1)	David Chen was named Chairman, CEO and President July 14, 2020.
(2)	Peter Yaugh Chen resigned as Director and CFO on August 2, 2023.
(3)	Xiangru Lin was named director July 14, 2020.

Director Compensation

Directors do not receive compensation for serving as a Director of the Company.

Employment Agreements

The Company does not have any written agreements with any of its executive officers.

Compensation Committee

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

●	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

●	each director;

●	each named executive officer;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of June 30, 2024, the Company had authorized 5,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. There were 2,095,671,162 shares of common stock and 0 shares of Preferred Stock outstanding as of June 30, 2024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of June 30, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

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

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $3,344,662 and $1,314,193 as at June 30, 2024 and 2023, respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

As described above on May 10, 2024 the Company entered into an agreement with ASC Global, whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Chen, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has one independent director.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2023	2024
Audit Fees	$20,000	$21,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,000	8,550
Total Fees	$29,000	$30,050

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2024 or 2023.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2024 or 2023.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended June 30, 2024 and 2023 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

(1)

Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.1, 31.2 and 31.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: December 31, 2024	By:	/s/ David Chen
David Chen
Chief Executive Officer, Director

Dated: December 31, 2024	By:	/s/ Xiangru Lin
Xiangru Lin
Director

