Form 10-Q
period 2024-09-30
TOKEN COMMUNITIES LTD.
filed 2025-01-14
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 14, 2025, the Company had 2,095,872,947 outstanding shares of its common stock, par value $0.0001.

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

2

Item 1. Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Sep 30,	June 30,
	2024	2024
ASSETS

Assets
Current Assets:
Cash and equivalents	$307,263	$25,939
Accounts Receivable	-	-
Inventory	4,404,918	3,961,964
Total current assets	4,712,181	3,987,903
TOTAL ASSETS	$4,712,181	$3,987,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$133,573	$126,573
Taxes Payable	352,156	352,156
Unearned revenue	552	552
Due to related parties	3,816,662	3,213,162
Total current liabilities	4,302,943	3,692,443
Non-Current Liabilities:
Construction Loan	$228,022	$35,960
Note payable - related parties	5,000,000	5,000,000
Total non-current liabilities	5,228,022	5,035,960
TOTAL LIABILITIES	$9,530,965	$8,728,403

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at September 30, 2024 and June 30, 2024	209,567	209,567
Additional paid-in capital	(3,640,360)	(3,640,360)
Accumulated Other comprehensive income	-	-
Accumulated deficit	(1,378,430)	(1,299,977)
Non-controlling interest	(9,561)	(9,730)
Total stockholders’ deficit	(4,818,784)	(4,740,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,712,181	$3,987,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30 2024 AND 2023 (unaudited)

	Three months	Three months
	ended	ended
	30-Sep-24	30-Sep-23

REVENUES
Home Sales	$-	$-
Lot Sales and Other	20,061	1,792
TOTAL REVENUES	20,061	1,792

COST OF SALES
Home Sales	-	-
TOTAL COST OF SALES	-	-

GROSS PROFIT
Home Sales	-	-
Lot Sales and Other	20,061	1,792
TOTAL GROSS MARGIN	20,061	1,792

OPERATING EXPENSES
Payroll Related Expenses	-	11,578
Rent Expense	-	-
Audit and Legal Fees	30,500	18,594
General and administrative	67,845	10,943
TOTAL OPERATING EXPENSES	98,345	41,115

INCOME (LOSS) FROM OPERATIONS	(78,284)	(39,323)

OTHER INCOME (EXPENSES)
Loss on Impairment	-	-
Gain on Extinguishment of Debt	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(78,284)	$(39,323)
Less non-controlling interest	169	(1,934)
NET INCOME (LOSS)	$(78,453)	$(37,389)

Foreign exchange translation gain (loss)	-	3,772
Comprehensive income	$(78,453)	$(33,617)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (unaudited)

	Common Stock		Additional	Accumulated		Non-	Total
		Par Value,	Paid-In	Comprehensive	Accumulated	controlling	Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)
Foreign currency translation gain (loss)				3,772			3,772
Net income for the period					(37,389)	(1,934)	(39,323)
Balance, Sep 30, 2023	2,095,671,162	209,567	1,039,630	(50,709)	(2,613,829)	(7,158)	(1,422,499)

Balance, Jun 30, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,299,977)	$(9,730)	$(4,740,500)
Net income for the period					(78,453)	169	(78,284)
Balance, Sep 30, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,378,430)	$(9,561)	$(4,818,784)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (unaudited)

	Sep 30,	Sep 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(78,284)	$(39,323)
Other equity adjustments	-	-
Impairment loss	-	-
Changes in operating assets and liabilities
Inventory	(442,954)	-
Accounts payable, taxes payable and accrued expenses	7,000	4,735
Loans payable - related party	603,500	31,913
Net cash provided (used) in operating activities	89,262	(2,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Construction loan proceeds	192,062	-
Acquisition of ASC Global Inc	-	-
Net cash provided (used) by financing activities	192,062	-

Effect of exchange rate changes on cash and equivalents	$-	$3,772

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	281,324	1,097

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$25,939	$1,130

CASH AND EQUIVALENTS, END OF PERIOD	$307,263	$2,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $(4,818,784) as of September 30, 2024 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

	Sept 30, 2024	Sept 30, 2023
Period end GBP to USD exchange rate	0.0000	1.2199
Period end GBP to CNY exchange rate	0.0000	0.1374

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

NOTE 3 – BUSINESS COMBINATION

Effective May 10, 2024, the Company acquired 100% of the outstanding shares of ASC Global The acquisition was accounted for by applying the guidance in the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. The transaction was recorded at the carrying values of the net assets transferred.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed from ASC Global, based on their carrying values at June 30, 2023:

Item	Amount
Consideration Given
Notes Payable		$5,000,000

Allocation of Consideration Given
Cash	$13,165
Due from Related Parties	174,560
Inventory	$2,628,800
Total Assets		$2,816,526

Current Liabilities
Due to Related Parties	$2,496,516
Total Current Liabilities		2,496,516

Net Assets Acquired		$320,010

NOTE 4 - STOCKHOLDERS’ EQUITY

As of September 30, 2024, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value.  2,095,671,162 shares of common stock issued and outstanding as of June 30, 2023 and 2024.   Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a stockholder of the Company. The balances of $3,816,662 and $3,213,162 as of September 30, 2024 and June 30, 2024 respectively, are presented as due to related parties in the accompanying consolidated balance sheet.

On May 10, 2024, the Company entered into a promissory note for $5,000,000 with a stockholder. The note is presented as a note payable to related parties in the accompanying consolidated balance sheet.  The note bears a 4% interest rate, is unsecured and principle and interest are due on May 10, 2027. $78,333.33 of interest has accrued as of September 30, 2024.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2024, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 8 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

NOTE 9 – NON REVIEW

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (the “Form 10-Q”), was prepared without the consent of its independent accountant, Beckles & Co. Inc. (“Beckles & Co.”) in respect of unaudited interim financial information as of and for the three period ended September 30, 2024 set forth herein, as required by Statement on Auditing Standards No. 100, Interim Financial Statements (the “SAS 100 Review”). Due to the fact that Beckles & Co.s’ SAS 100 Review has not yet been done, the consolidated balance sheets, condensed financial statements as of and for the three month period ended September 30, 2024 included in the Form 10-Q should not be relied upon. The Company intends to file an amended Form 10-Q upon completion of Beckles & Co. s’ SAS 100 Review.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2024.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended September 30, 2024 with the Three Months Ended September 30, 2023

Revenue. For the three months ended September 30, 2024, we generated revenues of $20,061 as compared to $1,792 for the three months ended September 30, 2023. The increase was largely due to the acquisition of ASC Global.

Operating Expenses. For the three months ended September 30, 2024 operating expenses increased to $98,345 from $41,115 for the three months ended September 30, 2023. The increase was largely due to an increase in General and Administrative Expenses.

General and Administrative Expenses. Our general and administrative expenses increased to $67,845 for the three months ended September 30, 2024 from $10,943 for the three months ended September 30, 2023. The increase was largely due to the acquisition of ASC Global.

Net Loss. The Company’s net loss was $78,453 compared to a net loss of $33,617 for the three months ended September 30, 2024 and 2023, respectively.

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

The Company had $307,263 in cash and equivalents as of September 30, 2024. The Company has working capital of $409,238, and total stockholders’ deficit of $(4,818,784) as of September 30, 2024. As of September 30, 2024, the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash provided (used) in operating activities was $89,262 for the three months ended September 30, 2024 primarily as a result loans from related party. Net cash provided (used) in operating activities was ($2,675) for the three months ended September 30, 2023 primarily as a result of net loss from operations during the period.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: January 14, 2025	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

