Form 10-Q/A
period 2024-09-30
TOKEN COMMUNITIES LTD.
filed 2025-01-23
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

The Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 filed with the Securities and Exchange Commission on January 14, 2025 (the “Form 10-Q”), was prepared without the consent of its independent accountant, Beckles & Co. Inc. (“Beckles & Co.”) in respect of unaudited interim financial information as of and for the three period ended September 30, 2024 set forth herein, as required by Statement on Auditing Standards No. 100, Interim Financial Statements (the “SAS 100 Review”). This Form 10-Q/A has been amended to reflect that Beckles & Co. has completed its SAS 100 of the consolidated balance sheets, condensed financial statements as of and for the three month period ended September 30, 2024 included in the Form 10-Q. This Form 10-Q/A reflects certain deletions to the footnotes to the financial statements which were not deemed necessary and certain non-material revisions to the financial statements.  The figures included in the financial statements in the Form 10-Q have not been revised in this Form 10-Q/A.

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

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

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

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months	Three months
	ended	ended
	30-Sep-24	30-Sep-23

REVENUES
Home Sales	$-	$-
Lot Sales and Other	20,061	1,792
TOTAL REVENUES	20,061	1,792

COST OF SALES
Home Sales	-	-
TOTAL COST OF SALES	-	-

GROSS PROFIT
Home Sales	-	-
Lot Sales and Other	20,061	1,792
TOTAL GROSS MARGIN	20,061	1,792

OPERATING EXPENSES
Payroll Related Expenses	-	11,578
Rent Expense	-	-
Audit and Legal Fees	30,500	18,594
General and administrative	67,845	10,943
TOTAL OPERATING EXPENSES	98,345	41,115

LOSS FROM OPERATIONS	(78,284)	(39,323)

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(78,284)	$(39,323)
Less non-controlling interest	169	(1,934)
NET LOSS	$(78,453)	$(37,389)

Foreign exchange translation gain	-	3,772
Comprehensive loss	$(78,453)	$(33,617)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

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

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended
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

See accompanying notes to unaudited condensed consolidated financial statements.

.

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

Sept 30, 2023
Period end GBP to USD exchange rate	1.2199
Period end GBP to CNY exchange rate	0.1374

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

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed from ASC Global, based on their carrying values at May 10, 2024:

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

TOKEN COMMUNITIES LTD.

Dated: January 22, 2025	By:	/s/ David Chen
David Chen
Chief Executive Officer, Chief Financial Officer, Director

