Form 10-Q
period 2024-12-31
TOKEN COMMUNITIES LTD.
filed 2025-02-19
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 10, 2025, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

2

Item 1. Unaudited Condensed Consolidated Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Dec 31,	June 30,
	2024	2024
ASSETS

Assets
Current Assets:
Cash and equivalents	$149,677	$25,939
Inventory	5,100,458	3,961,964
Total current assets	5,250,135	3,987,903
TOTAL ASSETS	$5,250,135	$3,987,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$135,050	$126,573
Taxes Payable	352,156	352,156
Unearned revenue	552	552
Due to related parties	3,787,646	3,213,162
Total current liabilities	4,275,404	3,692,443
Non-Current Liabilities:
Construction Loan	$899,516	$35,960
Note payable - related parties	5,000,000	5,000,000
Total non-current liabilities	5,899,516	5,035,960
TOTAL LIABILITIES	$10,174,920	$8,728,403

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at December 31, 2024 and June 30, 2024	209,567	209,567
Additional paid-in capital	(3,640,360)	(3,640,360)
Accumulated Other comprehensive income	-	-
Accumulated deficit	(1,484,600)	(1,299,977)
Non-controlling interest	(9,392)	(9,730)
Total stockholders’ deficit	(4,924,785)	(4,740,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,250,135	$3,987,903

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	31-Dec-24	31-Dec-23	31-Dec-24	31-Dec-23
REVENUES
Home Sales	$-	$-	$-	$-
Lot Sales and Other	9,071	(276)	29,132	1,516
TOTAL REVENUES	9,071	(276)	29,132	1,516

COST OF SALES
Home Sales	-	-	-	-
TOTAL COST OF SALES	-	-	-	-

GROSS PROFIT
Home Sales	-	-	-	-
Lot Sales and Other	9,071	(276)	29,132	1,516
TOTAL GROSS MARGIN	9,071	(276)	29,132	1,516

OPERATING EXPENSES
Payroll Related Expenses	-	11,841	-	23,419
Rent Expense	-	-	-	-
Accounting and Legal Fees	41,110	39,473	71,610	58,067
General and administrative	73,963	4,747	141,808	15,690
TOTAL OPERATING EXPENSES	115,073	56,061	213,418	97,176

INCOME (LOSS) FROM OPERATIONS	(106,002)	(56,337)	(184,286)	(95,660)

OTHER INCOME (EXPENSES)
Loss on Impairment	-	-	-	-
Gain on Extinguisment of Debt	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-	-	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(106,002)	$(56,337)	$(184,286)	$(95,660)
Less non-controlling interest	169	(1,445)	338	(3,379)
NET INCOME (LOSS)	$(106,171)	$(54,892)	$(184,624)	$(92,281)

Foreign exchange translation gain (loss)	-	(19,352)	-	(15,580)
Comprehensive income	$(106,171)	$(74,244)	$(184,624)	$(107,861)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (Unaudited)

	Common Stock
		Par Value,	Additional Paid-In	Accumulated Comprehensive	Accumulated	Non- controlling	Total Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)
Foreign currency translation gain (loss)				(15,580)			(15,580)
Net income for the period					(92,281)	(3,379)	(95,660)
Balance, Dec 31, 2023	2,095,671,162	209,567	1,039,630	(70,061)	(2,668,721)	(8,603)	(1,498,188)

Balance, Jun 30, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,299,977)	$(9,730)	$(4,740,500)
Net income for the period					(184,623)	338	(184,285)
Balance, Dec 31, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,484,600)	$(9,392)	$(4,924,785)

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

	Dec 31,	Dec 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(184,285)	$(95,660)
Other equity adjustments	-	-
Impairment loss	-	-
Changes in operating assets and liabilities
Inventory	(1,138,494)	(11,848)
Accounts payable, taxes payable and accrued expenses	8,477	23,971
Loans payable - related party	574,484	100,082
Net cash provided (used) in operating activities	(739,818)	16,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Construction loan proceeds	863,556	-
Acquisition of ASC Global Inc	-	-
Net cash provided (used) by financing activities	863,556	-

Effect of exchange rate changes on cash and equivalents	$-	$(15,580)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	123,738	965

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$25,939	$1,130

CASH AND EQUIVALENTS, END OF PERIOD	$149,677	$2,095

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Line of Business

Token Communities Ltd. (the “Company”) was organized under the laws of the State of Delaware on March 6, 2014, under the name Pacific Media Group Enterprises, Inc. On April 7, 2017, the Company amended its Certificate of Incorporation with the Secretary of State of Delaware, changing its name to Extract Pharmaceuticals Inc. On January 26, 2018, the Board of Directors adopted an Amendment to its Certificate of Incorporation, changing its name to Token Communities Ltd.  On February 26, 2018, the Company entered into an Acquisition and Share Exchange Agreement with Token Communities PLC (“PLC”).  Under the Agreement, the Company’s majority shareholder returned 19,266,000 common shares to treasury, and at closing, 100% of the issued and outstanding shares of PLC were acquired by the Company, for 172,800,000 newly issued common shares equal to 64% of the Company’s outstanding common stock as of the closing date, thus making the stockholders of PLC the majority stockholders of the Company. The transaction closed on May 18, 2018.  This transaction was accounted for as a reverse acquisition under the purchase method of accounting since PLC obtained control of Limited. Accordingly, the merger of PLC into Limited was recorded as a recapitalization of PLC, PLC being treated as the continuing entity. The transaction was treated as a recapitalization and not as a business combination. Limited had 116,466,000 shares outstanding prior to the merger. At the time of the merger, Limited’s principal stockholder surrendered 19,266,000 shares, which were cancelled.  After the merger, the total number of Limited shares outstanding was 270,000,000.

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

On May 10, 2024 the Company entered into an agreement with ASC Global Inc. (“ASC Global”), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ (Chen), President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.  With its acquisition of ASC Global the Company entered into the real estate development field in Florida.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s functional currency is the United States Dollars (“$” or “USD”) and the Company’s wholly-owned subsidiary, PLC’s functional currency is the Pound Sterling (“GBP”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $(4,924,785) as of December 31, 2024 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

Capitalization of Interest

The Company follows the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are delivered to customers. Total interest capitalized for the six months ended December 31, 2024 is $21,815.59.

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

Principles of Consolidation

The accompanying CFS include the accounts of the Company, its wholly owned subsidiary ASC Global and its majority owned subsidiary Elements . All significant intercompany transactions and balances were eliminated in consolidation.

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

In November 2024, the Financial Account Standards Board (FASB), issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2028 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

In March 2024, the FASB, issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.  This ASU intends to provide an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2024, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

Business Combinations Between Entities under Common Control

The Company accounts for combinations between entities under common control in accordance with guidance found in Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues.  The transactions referenced above were recorded at the carrying values of the net assets transferred.

NOTE 3 – BUSINESS COMBINATION

Effective May 10, 2024, the Company acquired 100% of the outstanding shares of ASC Global. The acquisition was accounted for by applying the guidance in the Transactions Between Entities Under Common Control Subsections of Subtopic 805-50, Business Combinations—Related Issues. The transaction was recorded at the carrying values of the net assets transferred.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

As of December 31, 2024, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value.  2,095,671,162 shares of common stock and 0 shares of preferred stock were issued and outstanding as of December 31, 2024 and June 30, 2024.   Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a director of the Company. The balances of $3,787,646 and $3,213,162 as of December 31, 2024 and June 30, 2024 respectively, are presented as due to related parties in the accompanying consolidated balance sheet.

On May 10, 2024, the Company entered into a promissory note for $5,000,000 with the President of the Company in connection with the Company’s acquisition of ASC Global. The note is presented as a note payable to related parties in the accompanying consolidated balance sheet.  The note bears a 4% interest rate, is unsecured and principle and interest are due on May 10, 2027. $100,000 of interest has accrued as of December 31, 2024.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024, to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On May 10, 2024 Token Communities Ltd. (the “Company”) entered into an agreement (the “Agreement”) with ASC Global Inc. (“ASC Global), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ (Chen), President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027. The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We are positioned as the waterfront luxury home developer for the specialty premium niche market in Florida. A majority of our properties are premium waterfront homesites in the Greater Sarasota Area, and have started construction on some of these lots in various stages. Most of these lots are located in Northport (Sarasota County), Gulf Cove and Punta Gorda (Charlotte County), all within an hour drive from Downtown Sarasota.  The majority of our homesites are gulf-access and sailboat access, located right off the open water, the most desirable locations for the Florida highly sought after premium waterfront homes. We also have some lakefront homesites in Punta Gorda and Tropical Gulf Areas in Charlotte County.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2024.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended December 31, 2024.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended December 31, 2024 with the Three Months Ended December 31, 2023

Revenue. For the three months ended December 31, 2024, we generated revenues under Lot Sales and Other of $9,071 as compared to $(276) for the three months ended December 31, 2023. Revenues were due to rental income received by the Company. The increase in revenue was largely due to the acquisition of ASC Global.

Cost of Sales. For the three months ended December 31, 2024, and December 31, 2023 the Company had 0 cost of sales. As the Company has not had any home sales it has not incurred any cost of sales.

Operating Expenses. For the three months ended December 31, 2024 operating expenses increased to $115,073 from $56,061 for the three months ended December 31, 2023. The increase was largely due to the acquisition of ASC Global. Payroll related expenses were 0 for the three months ended December 31, 2024 compared with $11,841 for the three months ended December 31, 2023. The decrease was due to a reduction in payroll. Accounting and legal fees for the three months ended December 31, 2024 increased to $41,110 from $39,473 for the three months ended December 31, 2023. General and administrative expenses were $73,963 for the three months ended December 31, 2024 as compared to $4,747 for the three months ended December 31, 2023, an increase of $69,216. This increase was due to the increase in expenses related toto the development of the properties owned by the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $73,963 for the three months ended December 31, 2024 from $4,747 for the three months ended December 31, 2023. The increase was largely due to the acquisition of ASC Global.

Net Loss. The Company’s net loss was $(106,002) compared to a net loss of $(56,337) for the three months ended December 31, 2024 and 2023, respectively.

Comparison of the Six Months Ended December 31, 2024 with the Six Months Ended December 31, 2023

Revenue. For the six months ended December 31, 2024, we generated revenues under Lot Sales and Other of $29,132 as compared to $1,516 for the six months ended December 31, 2023. Revenues were due to rental income received by the Company. The increase in revenue was largely due to the acquisition of ASC Global.

Cost of Sales. For the six months ended December 31, 2024, and December 31, 2023 the Company had 0 cost of sales. As the Company has not had any home sales it has not incurred any cost of sales.

Operating Expenses. For the six months ended December 31, 2024 operating expenses increased to $213,418 from $97,176 for the six months ended December 31, 2023. The increase was largely due to the acquisition of ASC Global. Payroll related expenses were 0 for the six months ended December 31, 2024 compared with $23,419 for the six months ended December 31, 2023. The decrease was due to a reduction in payroll. Accounting and legal fees for the three months ended December 31, 2024 increased to $71,610 from $58,067 for the six months ended December 31, 2023. General and administrative expenses were $141,808 for the six months ended December 31, 2024 as compared to $15,690 for the six months ended December 31, 2023, an increase of $69,216. This increase was due to the increase in expenses related toto the development of the properties owned by the Company.

General and Administrative Expenses. Our general and administrative expenses increased to $141,808 for the six months ended December 31, 2024 from $15,690 for the six months ended December 31, 2023. The increase was largely due to the acquisition of ASC Global.

Net Loss. The Company’s net loss was $(184,624) compared to a net loss of $(107,861) for the six months ended December 31, 2024 and 2023, respectively.

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

The Company had $123,738 in cash and equivalents as of December 31, 2024. The Company has working capital of $974,731 and total stockholders’ deficit of $(4,924,785) as of December 31, 2024. As of December 31, 2024, the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash provided (used) in operating activities was $(739,818) for the three months ended December 31, 2024 primarily as a result of the purchase of inventory. Net cash provided (used) in operating activities was $16,545 for the three months ended December 31, 2023 primarily as a result of loans from a related party during the period.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended December 31, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: February 18, 2025	By:	/s/ David Champ (Chen)
David Champ (Chen)
Chief Executive Officer, Chief Financial Officer, Director

