Form 10-Q
period 2025-03-31
TOKEN COMMUNITIES LTD.
filed 2025-05-19
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

Commission File No. 000-55688

Token Communities Ltd.
(Exact of registrant as specified in its charter)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Tidewater Shore Loop, Suite 402 Bradenton, Florida	34208
(Address of principal executive offices)	(Zip Code)

(631) 397-1111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2025, the Company had 2,095,671,162 outstanding shares of its common stock, par value $0.0001.

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

2

Item 1. Financial Statements

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Mar 31,	June 30,
	2025	2024
ASSETS

Assets
Current Assets:
Cash and equivalents	$1,003	$25,939
Inventory	6,243,284	3,961,964
Prepaid Expenses	2,333	-
Total current assets	6,246,620	3,987,903
TOTAL ASSETS	$6,246,620	$3,987,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$146,378	$126,573
Taxes Payable	352,156	352,156
Unearned revenue	552	552
Due to related parties	3,812,469	3,213,162
Total current liabilities	4,311,555	3,692,443
Non-Current Liabilities:
Construction Loan	$1,953,269	$35,960
Note payable - related parties	5,000,000	5,000,000
Total non-current liabilities	6,953,269	5,035,960
TOTAL LIABILITIES	$11,264,824	$8,728,403

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at March 31, 2025 and June 30, 2024	209,567	209,567
Capital deficiency	(3,640,360)	(3,640,360)
Accumulated deficit	(1,578,188)	(1,299,977)
Non-controlling interest	(9,223)	(9,730)
Total stockholders’ deficit	(5,018,204)	(4,740,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,246,620	$3,987,903

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	31-Mar-25	31-Mar-24	31-Mar-25	31-Mar-24

REVENUES
Home Sales	$-	$-	$-	$-
Lot Sales and Other	4,979	-	34,111	1,516
TOTAL REVENUES	4,979	-	34,111	1,516

COST OF SALES
Home Sales	-	-	-	-
TOTAL COST OF SALES	-	-	-	-

GROSS PROFIT
Home Sales	-	-	-	-
Lot Sales and Other	4,979	-	34,111	1,516
TOTAL GROSS MARGIN	4,979	-	34,111	1,516

OPERATING EXPENSES
Payroll Related Expenses	-	-	-	23,419
Rent Expense	-	-	-	-
Accounting and Legal Fees	25,167	7,000	96,777	65,067
General and administrative	73,230	2,789	215,038	18,479
TOTAL OPERATING EXPENSES	98,397	9,789	311,815	106,965

LOSS FROM OPERATIONS	(93,418)	(9,789)	(277,704)	(105,449)

OTHER INCOME (EXPENSES)
Loss on Impairment	-	(11,848)	-	(11,848)
Gain on Extinguishment of Debt	-	-	-	-
TOTAL OTHER EXPENSES	-	(11,848)	-	(11,848)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(93,418)	$(21,637)	$(277,704)	$(117,297)
Less non-controlling interest	169	(1,295)	507	(4,675)
NET LOSS	$(93,587)	$(20,342)	$(278,211)	$(112,622)

Foreign exchange translation gain (loss)	-	12,599	-	(2,981)
Comprehensive loss	$(93,587)	$(7,743)	$(278,211)	$(115,603)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162	2,095,671,162	2,095,671,162

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

 (Unaudited)

	Common Stock			Accumulated		Non-	Total
		Par Value,	Capital	Comprehensive	Accumulated	controlling	Stockholders'
		$0.0001	Deficiency	Income	Deficit	Interest	Deficit
Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)
Foreign currency translation gain (loss)				(2,981)			(2,981)
Net income for the period					(112,622)	(4,675)	(117,297)
Balance, Mar 31, 2024	2,095,671,162	209,567	1,039,630	(57,462)	(2,689,062)	(9,899)	(1,507,226)

Balance, Jun 30, 2024	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,299,977)	$(9,730)	$(4,740,500)
Net income for the period					(278,211)	507	(277,704)
Balance, Mar 31, 2025	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,578,188)	$(9,223)	$(5,018,204)

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (Unaudited)

	Mar 31,	Mar 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277,704)	$(117,297)
Impairment loss	-	11,848
Changes in operating assets and liabilities
Inventory	(2,281,320)	(11,848)
Prepaid Assets	(2,333)	-
Accounts payable, taxes payable and accrued expenses	19,805	23,971
Loans payable - related party	599,307	95,177
Net cash (used) provided by in operating activities	(1,942,245)	1,851

CASH FLOWS FROM FINANCING ACTIVITIES:
Construction loan proceeds	1,917,309	-
Net cash provided by financing activities	1,917,309	-

Effect of exchange rate changes on cash and equivalents	$-	$(2,981)

NET (DECREASE) IN CASH AND EQUIVALENTS	(24,936)	(1,130)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$25,939	$1,130

CASH AND EQUIVALENTS, END OF PERIOD	$1,003	$-

See accompanying notes to unaudited condensed consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On July 14, 2020, a change in control of the Company was affected by a privately held corporation (American Software Capital Inc., controlled by David Champ) acquiring 83% of the outstanding stock from other control individuals.  As part of this transaction, the Company transferred the 3.5 billion iRide tokens and 1,745,406 shares of its common stock to American Software in exchange for all technology, software codes and other intelligent products of the Lukki Exchange, a non-operating cyber coin exchange. Since the Lukki exchange had no previous material revenue nor assets, the acquisition has been accounted for as an asset acquisition and due to the fact that it has no value, and the parties to this transaction are related, the transaction has been accounted for as $(0), the value of the tokens are $(0), and no financial statements are being provided as part of the transaction.

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

On January 10, 2023 the Company entered into a Stock Purchase Agreement with Elements of Health and Wellness, Inc., a company incorporated in the Florida (“Elements”) whereby the Company acquired ninety shares of common stock of Elements (which represents ninety percent of the outstanding shares of common stock of Elements), in exchange for the issuance of a promissory note in the principal amount of Two Hundred Twenty Five Thousand Dollars ($225,000) (the “Note”). The Note provides for a term of five years and bears interest at a rate of three percent per annum. The transactions set forth above closed on January 10, 2023. As a result of the closing of transaction set forth above, Elements has become a subsidiary of the Company and at this time the Company expanded it business operations into the health and wellness sector.  With the acquisition of ASC Global (as defined below) the Company ceased the operations of Elements.

On May 10, 2024 the Company entered into an agreement with ASC Global Inc. (“ASC Global”), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s functional currency is the United States Dollars (“$” or “USD”) ).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $(5,018,204) as of March 31, 2025 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

Principles of Consolidation

The accompanying CFS include the accounts of the Company, its wholly owned subsidiary ASC Global Inc. and its majority owned subsidiary Elements of Health and Wellness Inc. All significant intercompany transactions and balances were eliminated in consolidation.

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

 Financial Account Standards Board (FASB) ASU Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value (“FV”) of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their FVs because of the short period of time between the origination of such instruments, their expected realization and their current market rate of interest.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB, issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2028 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

In March 2024, the FASB issued Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.  This ASU intends to provide an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2024, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

In December 2023, the FAS, issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 is intended to is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed from ASC Global, based on their carrying values on May 10, 2024:

Item	Amount
Consideration Given
Notes Payable		$5,000,000

Allocation of Consideration Given
Cash	$13,165
Due from Related Parties	174,560
Inventory	$2,628,800
Total Assets		$2,816,526

Current Liabilities
Due to Related Parties	$2,496,516
Total Current Liabilities		2,496,516

Net Assets Acquired		$320,010

NOTE 4 - STOCKHOLDERS’ EQUITY

As of December 31, 2024, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value.  There were 2,095,671,162 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding, as of March 31, 2025 and June 30, 2024.   Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a stockholder of the Company. The balances of $3,812,469 and $3,213,162 as of June 30, 2024 and March 31, 2025 respectively, are presented as due to related parties in the accompanying consolidated balance sheet.

On May 10, 2024, the Company entered into a promissory note for $5,000,000 with a shareholder (David Champ, President of the Company) of ASC Global. The note is presented as a note payable to related parties in the accompanying consolidated balance sheet.  The note bears interest rate at the rate of four percent per annum, is unsecured, and principal and interest are due on May 10, 2027. $128,333.33 of interest has accrued as of March 31, 2025.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025, to May 19, 2025, the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On May 10, 2024 Token Communities Ltd. (the “Company”) entered into an agreement (the “Agreement”) with ASC Global Inc. (“ASC Global”), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027. The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We are positioned as the waterfront luxury home developer for the specialty premium niche market in Florida. A majority of our properties are premium waterfront homesites in the Greater Sarasota Area, and have started construction on some of these lots in various stages. Most of these lots are located in Northport (Sarasota County), Gulf Cove and Punta Gorda (Charlotte County), all within an hour drive from Downtown Sarasota.  The majority of our homesites are gulf-access and sailboat access, located right off the open water, the most desirable locations for the Florida highly sought after premium waterfront homes. We also have some lakefront homesites in Punta Gorda and Tropical Gulf Areas in Charlotte County. The Company is also in the preliminary development of creating an APOZ (Asia Pacific Opportunity Zone) project of approximately 500 acres in the Greater Houston Area (Chambers County) which will consist of industrial, commercial, and residential areas. The Company is in

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2025.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2025.

Results of Operations

Financial Condition and Changes in Financial Condition

Comparison of the Three Months Ended March 31, 2025 with the Three Months Ended March 31, 2024

Revenue. For the three months ended March 31, 2025, the Company generated revenues of $4,979 as compared to $0 for the three months ended March 31, 2024. The increase was largely due to the acquisition of ASC Global.

Operating Expenses. For the three months ended March 31, 2025 operating expenses increased to $98,397 from $9,789 for the three months ended March 31, 2024. The increase was largely due to the acquisition of ASC Global.

Accounting and Legal Fees.  Our accounting and legal expenses increased to $25,167 for the three months ended March 31, 2025 from $7,000 for the three months ended March 31, 2024. The increase was mostly due to the acquisition of ASC Global.

General and Administrative Expenses. Our general and administrative expenses increased to $73,230 for the three months ended March 31, 2025 from $2,789 for the three months ended March 31, 2024. The increase was largely due to the acquisition of ASC Global.

Net Loss. The Company’s net loss was $(93,587) for the three months ended March 31, 2025 compared to a net loss of $(20,342) for the three months ended March 31, 2024.  The increase was largely due to the acquisition of ASC Global.

Comparison of the Nine Months Ended March 31, 2025 with the Nine Months Ended March 31, 2024

Revenue. For the nine months ended March 31, 2025, the Company generated revenues of $34,111 as compared to $1,516 for the nine months ended March 31, 2024. The increase was mostly due to the acquisition of ASC Global.

Operating Expenses. For the nine months ended March 31, 2025 operating expenses increased to $311,815 from $106,965 for the nine months ended March 31, 2024. The increase was mostly due to the acquisition of ASC Global.

Accounting and Legal Fees.  Our accounting and legal expenses increased to $96,777 for the nine months ended March 31, 2025 from $65,067 for the nine months ended March 31, 2024. The increase was mostly due to the acquisition of ASC Global.

General and Administrative Expenses. Our general and administrative expenses increased to $215,038 for the nine months ended March 31, 2025 from $18,479 for the nine months ended March 31, 2024. The increase was mostly due to the acquisition of ASC Global.

Net Loss. The Company’s net loss was $(278,211) for the nine months ended March 31, 2025 compared to a net loss of $(112,622) for the nine months ended March 31, 2024.  The increase was mostly due to the acquisition of ASC Global.

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

The Company had $1,003 in cash and equivalents as of March 31, 2025. The Company has working capital of $1,935,065 and total stockholders’ deficit of $(5,018,204) as of March 31, 2025. As of March 31, 2025, the Company hopes to achieve profitable operations in the future, if not, it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was $1,942,245 for the nine months ended March 31, 2025 primarily as a result of the purchase of inventory. Net cash provided by operating activities was $1,851 for the nine months ended March 31, 2024 primarily as a result of loans from a related party offsetting an operating loss during the period.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2025, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 310, 2025. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

TOKEN COMMUNITIES LTD.

Dated: May 19, 2025	By:	/s/ David Champ
David Champ
Chief Executive Officer, Chief Financial Officer, Director

