Form 10-K
period 2025-06-30
TOKEN COMMUNITIES LTD.
filed 2026-04-03
CIK 1683252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55688

Token Communities, Ltd.
(Exact name of registrant as specified in its charter)

Delaware	81-3709511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Tidewater Shore Loop, Suite 402

Bradenton, Florida, 34208

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (631) 397-1111

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

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,910,186.

As of April 3, 2026, the Company had 2,097,671,162 outstanding shares of its common stock, par value $0.0001.

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

2024

On May 10, 2024 the Company entered into an agreement with ASC Global Inc. (“ASC Global”), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ, CEO, CFO, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We are positioned as the waterfront luxury home developer for the specialty premium niche market in Florida. A majority of our properties are premium waterfront homesites in the Greater Sarasota Area and have started construction on some of these lots in various stages. Most of these lots are located in Northport (Sarasota County), Gulf Cove and Punta Gorda (Charlotte County), all within an hour drive from Downtown Sarasota. The majority of our homesites are gulf-access and sailboat access, located right off the open water, the most desirable locations for the Florida highly sought after premium waterfront homes. We also have some lakefront homesites in Punta Gorda and Tropical Gulf Areas in Charlotte County.

The Company is also in the preliminary stages of creating an APOZ (Asia Pacific Opportunity Zone) project of approximately 500 acres in the Greater Houston Area (Chambers County) which will consist of industrial, commercial, and residential areas. The Company has an agreement to purchase this property but the closing of the acquisition has not occurred as it is subject to receipt of appropriate approvals for our development plan.

Our principal executive offices are located at 850 Tidewater Shore Loop, Suite 402, Bradenton, Florida, 34208 and our telephone number is (631) 397-1111.

Our Company

Until January 2024 the Company researched and created white paper analysis for companies regarding block chain technology, and also operated the “Lukki Exchange.” We actively engaged in the Health and Wellness Sector developing holistic and naturopathic products, including plant stem cell, natural supplements, cosmetic facial masks and more. As the Health and Wellness sector proved more challenging than anticipated, we expanded our business with the acquisition of ASC Global in May 2024, into real estate development. The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We are positioned as the waterfront luxury home developer for the specialty premium niche market in Florida. A majority of our properties are premium waterfront homesites in the Greater Sarasota Area, and have started construction on seven of these lots in various stages. Most of these lots are located in Northport (Sarasota County), Gulf Cove and Punta Gorda (Charlotte County), all within an hour drive from Downtown Sarasota. The majority of our homesites are gulf-access and sailboat access, located right off the open water, the most desirable locations for the Florida highly sought after premium waterfront homes. We also have some lakefront homesites in Punta Gorda and Tropical Gulf Areas in Charlotte County. We are working with a well known construction company on the construction of our properties.

The Company’s proposed APOZ project of approximately 500 acres in the Greater Houston Area (Chambers County) which will consist of industrial, commercial, and residential areas. The APOZ is a mixed-use Master Planned Development project with industrial, commercial, and residential sections combined. It is anticipated to be the only FTZ ( Foreign Trade Zone ) + QOZ ( Qualified Opportunity Zone ) dual-status business park in the U.S. today. Our anticipated APOZ is intended to create an international free trade zone integrating residential, industrial, R & D, and commercial functions, serving as a forward-looking hub for industry and innovation. We are under contract to acquire the land which will be the site of the planned APOZ, and are currently conducting or planning on conducting: architectural design, site surveys, EPA environmental, various engineering reports, wetland delineation, U.S. Army Corps of Engineers (USACE) study, Master Planned Development site plan and others. We anticipate closing on the purchase of the land once all zoning and regulatory approvals are obtained and we raise the capital needed. While there are currently no definitive plans to raise capital the Company is diligently working on to obtain the capital required (there is no guarantee that we will be successful in raising the funds necessary to acquire the property and or commence construction). Once the property is acquired we plan on developing the project in Phases.

Phase 1- Stage 1

This Stage consists of approximately 31 acres and will focus on the master plan design and initial infrastructure, as required by the County for full development approval of the industrial park. This Stage spans approximately 30.97 acres and is planned to include three buildings: two buildings of 100,000 square feet each and one building of 200,000 square feet. These facilities are planned to house management offices and serve as the initial demonstration of the project’s ability to support future manufacturing tenants. We currently have a conceptual design of the three buildings. The final master development plan will be developed after the property is acquired and we receive the appropriate approvals.

Phase 1- Stage 2

Stage 2 consists of approximately 405 acres. It is anticipated to include industrial, commercial and residential areas. The exact breakdown of each will not be determined until we obtain all approvals and zoning We have not yet obtained conceptual designs for this Stage but it is anticipated to contain facilities to include industrial, commercial and residential areas.

Phase 2

Phase 2 consists of approximately 210 acres. It will focus on creating a fully integrated community and business ecosystem, building upon the foundation established in Phase 1. We anticipate that this will combine large-scale manufacturing facilities with residential infrastructure to support the anticipated growing industrial base.

The aforementioned plans for the Phases described above are subject to change at the discretion of the Company based on various factors including, but not limited to: obtaining zoning and regulatory approvals, general economic conditions and the status of the implementation of tariffs to various foreign countries.

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

Competition

There are many companies which compete in the industries which the Company is involved, and there can be no assurance that additional direct competitors will arise. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models, larger than us, have more access to capital and have lower operating costs than we do. These competitors may be able to respond more rapidly to new or emerging trends in the real estate market and changes in customer and business requirements or to devote greater resources to development, promotion and sale of their properties.

Employees

Currently we and our subsidiaries employ a total of two individuals, along with dozens of part time employees and General Contractor, sub-contractors, architects, engineers and other professionals.

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

Risk management and strategy

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

Item 2. Properties.

Currently the Company utilizes offices provided by Xiangru Lin, a Director of the Company, at no charge. As of June 30, 2025, the Company owned 23 residential properties located in Charlotte County and Sarasota County in Florida. As of June 30, 2025 the Company is in the process of constructing homes on seven of these properties.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending material legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCID under the symbol “TKCM.” There is no assurance that there will be liquidity in the common stock. There are no securities authorized for issuance under equity compensation plans.

Holders

As of June 30, 2025, there were 2,095,671,162 shares of common stock outstanding, which were held by approximately 186 record holders.

Dividends

Through June 30, 2025, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended June 30, 2025, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Plan of Operation

The core business of the Company is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development. We have started construction on seven of these lots in various stages. The Company is also attempting to develop an APOZ project of approximately 500 acres in the Greater Houston Area (Chambers County) which will consist of industrial, commercial, and residential areas. The APOZ is a mixed-use Master Planned Development project with industrial, commercial, and residential sections combined. It is anticipated to be the only FTZ ( Foreign Trade Zone ) + QOZ ( Qualified Opportunity Zone ) dual-status business park in the U.S. today.

Results from Operations – For the year ended June 30, 2025 as compared to June 30, 2024

Operating Expenses

Total operating expenses increased from $288,530 in fiscal year 2024 to $481,930 in fiscal year 2025. The increase was primarily due to an increase in general and administrative costs during the fiscal year ended June 30, 2025.

Loss From Operations

Income from operations decreased from $905,142 in fiscal year 2024 to $(463,431) in fiscal year 2025. The difference was primarily due to the sale of various properties during the fiscal year ended June 30, 2024.

Other Income (Expense)

Other Income decreased from $718,972 in fiscal year 2024 to $0 in fiscal year 2025. This decrease was due to the gain on extinguishment of debt of $730,820 in fiscal year 2024.

Net Income (Loss)

Net income decreased from $1,276,464 in fiscal year 2024 to $(464,107) in fiscal year 2025. The decrease is primarily due to the absence of sales and debt extinguishment in fiscal year 2025.

Liquidity and Capital Resources

As of June 30, 2025, the Company had total assets of $5,895,117 as compared to $3,987,903 as of June 30, 2024, an increase of $1,907,214. This increase was primarily a result of the Company’s acquisition of various properties. The Company’s total current assets exceeded its current liabilities by $2,809,593.

Our cash flows for the year ended June 30, 2025 and 2024 are summarized below:

	Year Ending June 30, 2025	Year Ending June 30, 2024
Net cash provided by operating activities	$(2,314,277)	$(2,284,610)
Net cash used in investing activities	$(157,025)	$-
Net cash provided (used) by financing activities	$2,365,353	$2,254,938
Net Change in Cash	$36,902	$24,809
Cash at beginning of year	$25,939	$1,130
Cash at end of year	$62,841	$25,939

Net Cash Provided (Used) in Operating Activities

For the year ended June 30, 2025, $(2,171,426) net cash used in operating activities was primarily attributable to the purchase of various properties. For the year ended June 30, 2024, $(2,284,610) net cash used in operating activities was primarily due to the purchase of various properties.

Net Cash Provided (Used) in Investing Activities

For the year ended June 30, 2025, $(157,025) net cash used in financing activities was primarily attributable to construction in progress. For the year ended June 30, 2024 net cash used in investing activities was $0.

Net Cash Provided (Used) by Financing Activities

For the year ended June 30, 2025 net cash of $2,508,204 provided by financing activities was primarily attributable to construction loan proceeds.  For the year ended June 30, 2024 net cash of $2,254,938 provided by financing activities was primarily due to loans from related parties.

Critical Accounting Policies

The preparation of Consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Token Communities Ltd. and Subsidiary.

Qualified Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Token Communities Ltd and Subsidiary as of June 30, 2025 and 2024, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the possible effects of the matter described in the Basis for Qualified Opinion section of our report, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Token Communities Ltd. and Subsidiary as of June 30, 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Qualified Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Token Communities Ltd. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

As described in Note 8 to the financial statements, the Company did not maintain sufficient records or effective controls over the identification and recording of construction costs, accounts payable, and accrued liabilities. Specifically, the Company recorded construction costs primarily based on cash disbursements and did not maintain a complete and accurate listing of vendor and contractor obligations.

We were unable to obtain sufficient appropriate audit evidence regarding the completeness and accuracy of construction inventory, accounts payable, accrued expenses, and cost of sales as of and for the year ended June 30, 2025. Management did not provide a complete population of vendors and contractors, and we were unable to perform confirmation procedures or alternative audit procedures that we considered necessary to satisfy ourselves as to these balances.

Consequently, we were unable to determine whether any adjustments might have been necessary to construction inventory, accounts payable, accrued expenses, cost of sales, and the related elements of the financial statements.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Token Communities Ltd. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters (CAMs) arising from the audit and included in our auditor’s report are intended to inform investors and other financial statement users about matters that required especially challenging, subjective, or complex auditor judgment, and the relevant response or approach that we had to those matters. These matters relate to accounts or disclosures that are material to the financial statements, and include the following matters arising from the current period audit of the financial statements:

The Company accounts for construction costs associated with residential development projects as inventory. As described in Note 8 to the financial statements, the Company identified deficiencies in its processes and controls over the recording of construction costs, vendor and contractor invoices, and related liabilities.

Specifically, the Company recorded a significant portion of construction costs based on cash disbursements and did not maintain a complete and accurate listing of vendor and contractor obligations. As a result, there was increased risk related to the completeness and cutoff of construction costs, accounts payable, accrued liabilities, and cost of sales.

We identified this matter as a critical audit matter due to:

•	The high degree of auditor judgment required to evaluate the completeness of construction-related costs and liabilities
•	The significant audit effort required to perform alternative procedures in the absence of effective controls
•	The pervasive impact of these balances on the financial statements

How the Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Testing cash disbursements, including those occurring subsequent to year-end
•	Reviewing bank statements and canceled checks to identify construction-related expenditures
•	Performing analytical procedures over construction costs and gross margins
•	Attempting to confirm balances with selected vendors and contractors
•	Evaluating management’s estimates of accrued construction costs based on available information

Due to the absence of a complete population of vendors and contractors and limitations in the Company’s records, we were unable to obtain sufficient appropriate audit evidence regarding certain elements of construction inventory, accounts payable, accrued expenses, and cost of sales. Accordingly, our audit report includes a qualified opinion.

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

/S/ Beckles & Co

Beckles & Co. Inc. (PCAOB ID 7116)

We have served as Token Communities Ltd. and Subsidiary 's auditor since 2024.

West Palm Beach, FL

March 20, 2026

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF THE FISCAL YEARS ENDED JUNE 30, 2025 AND 2024

	Jun 30,	June 30,
	2025	2024
ASSETS

Assets
Current Assets:
Cash and equivalents	$62,841	$25,939
Inventory	5,818,102	3,961,964
Prepaid Expenses	-	-
Total current assets	5,880,943	3,987,903
Non-Current Assets:
Construction in Progress	157,025	-
TOTAL ASSETS	$6,037,968	$3,987,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$131,865	$126,573
Taxes Payable	352,156	352,156
Unearned revenue	552	552
Due to related parties	2,586,777	3,213,162
Total current liabilities	3,071,350	3,692,443
Non-Current Liabilities:
Construction Loan	$3,170,549	$35,960
Note payable - related parties	5,000,000	5,000,000
Total non-current liabilities	8,170,549	5,035,960
TOTAL LIABILITIES	$11,241,899	$8,728,403

STOCKHOLDERS’ DEFICIT

Common stock: $0.0001 par value; 5,000,000,000 share authorized; 2,095,671,162 shares of common stock issued and outstanding at March 31, 2025 and June 30, 2024	209,567	209,567
Additional paid-in capital	(3,640,360)	(3,640,360)
Accumulated Other comprehensive income	-	-
Accumulated deficit	(1,764,084)	(1,299,977)
Non-controlling interest	(9,054)	(9,730)
Total stockholders’ deficit	(5,203,931)	(4,740,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,037,968	$3,987,903

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2025 AND 2024

	Twelve months	Twelve months
	ended	ended
	June 30, 2025	June 30, 2024

REVENUES
Home Sales	$315,000	$2,387,525
Lot Sales and Other	41,579	41,147
TOTAL REVENUES	356,579	2,428,672

COST OF SALES
Home Sales	338,080	1,235,000
TOTAL COST OF SALES	338,080	-

GROSS PROFIT
Home Sales	(23,080)	1,152,525
Lot Sales and Other	41,579	41,147
TOTAL GROSS MARGIN	18,499	1,193,672

OPERATING EXPENSES
Payroll Related Expenses	-	23,419
Accounting and Legal Fees	112,460	171,524
General and administrative	369,470	93,587
TOTAL OPERATING EXPENSES	481,930	288,530

INCOME (LOSS) FROM OPERATIONS	(463,431)	905,142

OTHER INCOME (EXPENSES)
Loss on Impairment	-	(11,848)
Gain on Extinguishment of Debt	-	730,820
TOTAL OTHER INCOME (EXPENSES)	-	718,972

PROVISION FOR INCOME TAXES	-	(352,156)

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	$(463,431)	$1,271,958
Less non-controlling interest	676	(4,506)
NET INCOME (LOSS)	$(464,107)	$1,276,464

Foreign exchange translation gain (loss)	-	54,481
Comprehensive income	$(464,107)	$1,330,945

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,095,671,162	2,095,671,162

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFECIT

FOR THE TWELVE MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional	Accumulated		Non-	Total
		Par Value,	Paid-In	Comprehensive	Accumulated	controlling	Stockholders'
		$0.0001	Capital	Income	Deficit	Interest	Deficit
Balance, June 30, 2023	2,095,671,162	$209,567	$1,039,630	$(54,481)	$(2,576,440)	$(5,224)	$(1,386,948)
Foreign currency translation gain (loss)				54,481			54,481
Net income for the period					1,276,463	(4,506)	1,271,957
Acquisition of ASC Global Inc			(4,679,990)				(4,679,990)
Balance, June 30, 2024	2,095,671,162	209,567	(3,640,360)	-	(1,299,977)	(9,730)	(4,740,500)
Net income for the period					(464,107)	676	(463,431)
Balance, June 30, 2025	2,095,671,162	$209,567	$(3,640,360)	$-	$(1,764,084)	$(9,054)	$(5,203,931)

The accompanying notes are an integral part of these consolidated financial statements.

TOKEN COMMUNITIES LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED JUNE 30, 2025 AND 2024

	Jun 30,	Jun 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(463,431)	$1,271,958
Other equity adjustments	-	-
Impairment loss	-	11,848
Changes in operating assets and liabilities
Inventory	(1,856,138)	(3,973,812)
Prepaid Assets	-
Accounts payable, taxes payable and accrued expenses	5,292	405,396
Net cash provided (used) in operating activities	(2,314,277)	(2,284,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided (used) in investing activities	(157,025)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	(626,385)	6,898,969
Construction loan proceeds	3,134,589	35,960
Acquisition of ASC Global Inc	-	(4,679,991)
Net cash provided (used) by financing activities	2,508,204	2,254,938

Effect of exchange rate changes on cash and equivalents	$-	$54,481

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	36,902	24,809

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	$25,939	$1,130

CASH AND EQUIVALENTS, END OF PERIOD	$62,841	$25,939

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

On May 10, 2024 the Company entered into an agreement with ASC Global Inc. (“ASC Global”), whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the principal (David Champ, CEO, CFO, President and Director of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027. The core business of ASC Global is luxury waterfront home development in southwest Florida. ASC Global owns over 20 properties in Florida in various stages of development.

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s functional currency is the United States Dollars (“$” or “USD”).

Going Concern

The accompanying CFS were prepared in conformity with U.S. GAAP, which contemplates the continuation of the Company as a going concern.  The Company had a stockholders’ deficit of $(5,203,931) as of June 30, 2025 and has incurred losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.

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

Home Sales Revenue

The Company recognizes revenue from home sales when it satisfies its performance obligations under the underlying sales contracts. The Company’s principal performance obligations include delivering the home in accordance with the contract, transferring title, and ensuring the home is free of material defects at closing. Revenue is recognized at a point in time, generally upon closing, when control of the home transfers to the buyer and collection of the purchase price is reasonably assured. Sales incentives, including discounts or allowances, are recorded as a reduction of revenue at closing. If performance obligations are not satisfied, revenue is deferred and recognized in future periods.

Lot Sales Revenue

Revenue from lot sales is recognized when the Company satisfies its performance obligations, which consist of transferring the lot in the agreed-upon condition and ensuring the buyer obtains control and title. Lot sales are recognized at a point in time, once escrow conditions are complete, title has transferred, the agreed-upon condition is delivered, and collection of the purchase price is probable. Revenue and associated margin are deferred if these obligations are not fully satisfied.

Rental Revenue

Rental revenue, previously referred to as “other revenue,” is recognized as the Company satisfies its performance obligations by providing tenants with the right to occupy rental properties. Revenue is recognized over time on a straight-line basis or according to the terms of the lease, as collection is reasonably assured.

Significant Judgments and Estimates

The Company applies significant judgments in determining when performance obligations are satisfied, assessing collectability, and estimating the impact of sales incentives. Management evaluates collectability based on buyer or tenant creditworthiness, historical collection experience, and other relevant factors. Revenue is deferred if any condition of the contract is unmet or if control has not transferred.

Contract Balances

Receivables are recorded for amounts due from customers, and contract liabilities are recorded for payments received in advance of satisfying performance obligations. Contract assets and liabilities are recognized as revenue when performance obligations are fulfilled.

Practical Expedients

The Company applies practical expedients permitted under ASC 606, including recognizing sales incentives only at closing and not separately allocating transaction prices to immaterial performance obligations.

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

Inventory

All inventory is valued at the lower of cost or net realizable value. All costs of purchase, costs of development, and any other costs incurred in bringing the inventory to its present condition are capitalized as part of the inventory costs. Interest paid or accrued on construction loans is included in inventory costs. Costs of sales include all capitalized costs pertaining to the inventory sold during the period.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

As of June 30, 2025, the authorized share capital of the Company consists of 5,000,000,000 shares of common and 20,000,000 shares of preferred stock with $0.0001 par value.  There were 2,095,671,162 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding, as of June 30, 2025 and June 30, 2024.   Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amounts due to a related party are, for advances, made by a Director of the Company. The balances of $2,586,777 and $3,213,162 as of June 30, 2025 and June 30, 2024 respectively, are presented as due to related parties in the accompanying consolidated balance sheet.

On May 10, 2024, the Company entered into a promissory note for $5,000,000 with ASC Global (David Champ, CEO, CFO, President and Director of the Company is also an Officer, Director and majority owner of ASC Global). The note is presented as a note payable to related parties in the accompanying consolidated balance sheet.  The note bears interest rate at the rate of four percent per annum, is unsecured, and principal and interest are due on May 10, 2027. $228,333.33 and $28,333.33 of interest has accrued as of June 30, 2025 and June 30, 2024 respectively.

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

NOTE 7 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some, or all of, the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset.

	June 30,	June 30,
	2025	2024
For the period ended
Book income (loss) for the year	$(464,107)	$1,628,620

Temporary differences:
Accrued expenses	47,828	48,314
Taxable income (loss) for the year	$(416,279)	$1,676,934

Tax rate	21.0%	21.0%
Deferred tax asset	$97,462	$-
Less: Valuation allowance	(97,462)	-
Net Deferred tax asset	$-	$-

Federal income tax at statutory rate	$(87,419)	$352,156

Rate Reconciliation:
Statutory rate	21.0%	21.0%
Temporary difference	(21.0)%	0.0%
Permanent difference	0.0%	0.0%
Change in Valuation Allowance	0.0%	0.0%
Effective tax rate	0.0%	21.0%

NOTE 8 – CONSTRUCTION LOANS PAYABLE

Curry Terrace – Construction Loan Payable

On March 22, 2024, ASC Global, Inc., a Nevada corporation doing business in Florida as Golden Peninsula Development Inc. (the “Borrower”), entered into a Construction Loan Agreement with Construction Finance Corporation, a Delaware corporation (the “Lender”), to finance the construction of improvements on property located at 3057 Curry Terrace, Port Charlotte, Florida 33981.

The loan provides for a maximum principal amount of $627,750 under a Construction Loan Promissory Note dated March 22, 2024. The note bears interest at an initial rate of 12.00% per annum, adjusting thereafter to the U.S. Prime Rate plus 3.50%, subject to applicable legal limits.

Monthly interest-only payments commenced on May 1, 2024, with all principal and accrued interest originally due on April 1, 2025. The Borrower exercised a one-time extension to July 1, 2025, and the loan has since been extended further to October 1, 2025, with all other terms remaining in full force and effect.

The loan is secured by a Construction Mortgage, Assignment of Rents, and Security Agreement on the property and is further supported by a Full Repayment and Completion Guaranty executed by David Champ, President of ASC Global Inc. and the Company.

As of June 30, 2025, the outstanding balance on the loan was $407,955, and interest capitalized for the year totaled $17,475.

Minot Avenue – Construction Loan Payable

On March 26, 2024, the Borrower entered into a Construction Loan Agreement with the Lender to finance the construction of improvements on property located at 12387 Minot Avenue, Port Charlotte, Florida 33981.

The loan provides for a maximum principal amount of $627,750 under a Construction Loan Promissory Note dated March 26, 2024. The note bears interest at an initial rate of 12.00% per annum, adjusting thereafter to the U.S. Prime Rate plus 3.50%, subject to applicable legal limits.

Monthly interest-only payments commenced on May 1, 2024, with all principal and accrued interest originally due on April 1, 2025. The Borrower exercised a one-time extension to July 1, 2025, and the loan has since been further extended to October 1, 2025, with all other terms remaining in full effect.

The loan is secured by a Construction Mortgage, Assignment of Rents, and Security Agreement on the property and is guaranteed by a Full Repayment and Completion Guaranty executed by David Champ, President of ASC Global Inc. and the Company.

As of June 30, 2025, the outstanding balance on the loan was $535,335, and interest capitalized for the year totaled $26,786.

Albrecht Terrace – Construction Loan Payable

On April 30, 2024, the Borrower, entered into a Building Loan Agreement with Snap Home Funding I, LLC for a construction loan in the principal amount of $793,054 to finance the development of a single-family residence located at 12299 Albrecht Terrace, Port Charlotte, Florida 33981.

The loan is secured by a mortgage on the property (Charlotte County Parcel ID 402130258006) and governed under a Building Loan Agreement dated April 30, 2024. Funds are advanced in stages based on approved construction milestones, with each draw authorized per lender inspection and approval.

The completion date and final advance date were initially set for December 1, 2025; however, the maturity date has been extended to February 1, 2026 to allow for construction completion and final disbursement. Interest accrues per the terms of the related note and  is capitalized as part of  project costs in accordance with GAAP.

ASC Global, Inc. also serves as General Contractor, and the project is subject to a Notice of Commencement recorded under Florida Statute §713.13.

As of June 30, 2025, the outstanding balance on the loan was $500,705 and interest capitalized for the year totaled $22,174.

Bolander Terrace – Construction Loan Payable

On April 30, 2024, the Borrower entered into a Building Loan Agreement with Snap Home Funding I, LLC for a construction loan in the principal amount of $918,406 to finance the development of a single-family residence located at 6203 Bolander Terrace, North Port, Florida 34287.

The loan is secured by a mortgage on the property (Sarasota County Parcel ID 0997160030) and governed under the terms of a Building Loan Agreement dated April 30, 2024. Under the agreement, advances are made in stages corresponding to construction milestones, with funds held in a project account.

The completion date and final advance date were initially set for May 1, 2025; however, the maturity date has been extended to November 1, 2025 to allow for construction completion and final disbursement. Interest accrues per the terms of the related note and is capitalized as part of project costs in accordance with GAAP.

ASC Global, Inc. also serves as General Contractor, and the project is subject to a Notice of Commencement pursuant to Florida Statute §713.13.

As of June 30, 2025, the outstanding balance on this loan is $394,192 and interest capitalized for the year totaled $11,481.

Ostrom Avenue – Construction Loan Payable

On April 30, 2024, the Borrower, entered into a Building Loan Agreement with Snap Home Funding I, LLC for a construction loan in the principal amount of $700,021 to finance the development of a single-family residence located at 14150 Ostrom Avenue, Port Charlotte, Florida 34287.

The loan is secured by a mortgage on the property (Charlotte County Parcel ID 412116126003) and governed under the Building Loan Agreement dated April 30, 2024. Funds are advanced based on approved construction stages, with disbursements made according to lender authorization and inspection.

The completion date and final advance date were initially set for May 1, 2025; however, the maturity date has been extended to November 1, 2025 to allow additional time for project completion. Interest is capitalized as part of the project cost in accordance with GAAP.

ASC Global, Inc. also serves as General Contractor, and the project is subject to a Notice of Commencement filed in accordance with Florida Statute §713.13.

As of June 30, 2025, the outstanding loan balance is $529,210 and interest capitalized for the year totaled $22,978.

Pappas Terrace – Construction Loan Payable

On April 30, 2024, the Borrower entered into a Building Loan Agreement with Snap Home Funding I, LLC for a construction loan in the principal amount of $726,700 to finance the development of a single-family residence located at 2385 Pappas Terrace, Port Charlotte, Florida 33981.

The loan is secured by a mortgage on the property (Charlotte County Parcel ID 402118303009) and governed under the Building Loan Agreement dated April 30, 2024. Under the terms of the agreement, advances are made in stages corresponding to approved phases of construction, with disbursements made based on inspection and lender authorization.

The completion date and final advance date were originally set for May 1, 2025, and the maturity date has been extended to November 1, 2025 to accommodate completion of the project. Interest accrues per the terms of the associated note and is capitalized as part of project costs in accordance with GAAP.

ASC Global, Inc. also serves General Contractor, and the project is subject to a Notice of Commencement filed in accordance with Florida Statute §713.13.

As of June 30, 2025, the outstanding balance on the construction loan was $418,338 and interest capitalized for the year totaled $18,248.

Latham Terrace – Construction Loan Payable

On May 31, 2024, the Borrower entered into a Building Loan Agreement with Snap Home Funding I, LLC for a construction loan in the principal amount of $799,148 to finance the development of a single-family residence located at 5189 Latham Terrace, Port Charlotte, Florida 33981.

The loan is secured by a mortgage on the property (Charlotte County Parcel ID 402132253004). Under the agreement, advances are disbursed according to approved stages of construction.

The completion date and final advance date were originally set for December 1, 2025, and the maturity date has been extended to April 1, 2026 to accommodate completion of the project. Interest accrues per the terms of the associated note and is capitalized as part of project costs in accordance with GAAP.

ASC Global, Inc. also serves as General Contractor, and the project is subject to a Notice of Commencement filed in accordance with Florida Statute §713.13.

As of June 30, 2025, the outstanding balance on the loan was $384,813 and interest capitalized for the year totaled $23,708.

NOTE 9 – CONSTRUCTION COSTS, ACCOUNTS PAYABLE, AND ACCRUED LIABILITIES

The Company is engaged in the construction of single-family homes, for which costs are accumulated as construction in progress within inventory. During the year ended June 30, 2025, the Company identified deficiencies in its processes and controls related to the recording of construction costs and related liabilities.

Historically, the Company recorded a significant portion of construction costs based on cash disbursements to vendors and contractors, rather than recording such costs when incurred. In addition, the Company did not maintain a complete and accurate listing of vendor and contractor obligations and did not consistently record accounts payable or accrued liabilities for services performed but not yet invoiced or paid.

As a result of these deficiencies:

•	Construction inventory, accounts payable, accrued expenses, and cost of sales may not have been recorded in the appropriate period.

•	The Company’s processes did not ensure the complete identification and recording of liabilities related to construction activities.

•

The Company performed analyses and recorded adjustments during the preparation of the financial statements to estimate and recognize certain unrecorded costs and liabilities based on available information.

However, due to limitations in the underlying records and processes, the Company was unable to determine whether additional adjustments may have been necessary to construction inventory, accounts payable, accrued expenses, cost of sales, and related financial statement line items as of and for the year ended [date].

These matters contributed to a material weakness in internal control over financial reporting, as described in Item [9A] of the Company’s Form 10-K. Specifically, the Company did not maintain effective controls over:

•	The completeness and accuracy of vendor and contractor listings

•	The recording of construction costs when incurred

•	The identification and accrual of construction-related liabilities at period-end

As described in the Independent Auditor’s Report, the auditors were unable to obtain sufficient appropriate audit evidence regarding certain elements of construction inventory, accounts payable, accrued expenses, and cost of sales. Accordingly, the auditors issued a qualified opinion on the Company’s financial statements as of and for the year ended June 30, 2025.

The Company has begun implementing remediation measures to address these deficiencies, including:

•	Establishing formal processes for vendor onboarding and invoice tracking

•	Implementing procedures to record construction costs and liabilities when incurred

•	Enhancing period-end accrual processes

•	Developing a project-level cost tracking system

The Company expects to continue these efforts during next fiscal year; however, the material weakness will not be considered remediated until the controls have been designed, implemented, and operated effectively for a sufficient period of time.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company obtained extensions on all of its outstanding construction loans to allow additional time for project completion and repayment. Specifically, the Curry Terrace and Minot Avenue construction loans, which were originally scheduled to mature on April 1, 2025 and previously extended to July 1, 2025, were further extended to January 1, 2026. The Albrecht Terrace construction loan maturity was extended to February 1, 2026. The Bolander Terrace, Ostrom Avenue, and Pappas Terrace construction loans, which were originally scheduled to mature in 2025, were each extended to November 1, 2025. The Latham Terrace construction loan maturity was extended to April 1, 2026. All other terms of the respective loan agreements remained unchanged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Issuer’s management, including its principal executive officer or officers and the principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2025 our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we are in a financial position to retain such additional personnel.

Changes in Internal Control over Financial Reporting.

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, positions, terms, and periods served of the Company’s directors as of June 30, 2025 are set forth in the following table:

Name	Positions	Period of Service
David Champ	Chairman of the Board/CEO/President/ CFO	7/14/2020-Present
Peter Yaugh Chen	Director/CFO	7/14/2020-8/2/2024*
Xiangru Lin	Director	7/14/2020-Present

There are no agreements with respect to electing directors. The Board of Directors appoints officers and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. The Company’s entire Board fulfills the duties of an audit committee. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Board of Directors has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Director and Officer Biographical Information

David Champ – Chairman of the Board/CEO/President/Chief Financial Officer

David Champ has served as Chief Operating Officer of XT Energy Group, Inc. from July 2018 to March 2020. He has served as Executive Director, President and Chief Executive Officer of ASC, since July 2017, as Executive Director of Asia Pacific at Federal Aerospace Holdings Group, a general aviation development company since September 2015, as President of Sino Tech Jiu-Ding Energy Development Co., Ltd., a shale oil technology company, since May 2016, and as President of Inner Mongolia Aero Motor Group, a low-speed electric vehicle manufacturing company, since December 2017. He previously served as President of American Franchise Development Group from May 1998 to March 2008, and as Property Claims Manager at Transtate Insurance Company, a New York State Property & Casualty Insurer from June 1991 to July 1998. He was the Far East Regional Manager of ITT-Palm Coast ( a 68,000. acres Florida Real Estate Development Project in Flager County, Florida, which it is a subsidiary of International Telephone & Telegram ) in 1988 – 1991. Mr. Champ received a master’s degree in Asian Studies from St. John’s University and an Executive degree in business administration from Tuck School of Business at Dartmouth. Mr. Champ obtained his bachelor’s degree in computer science from Southern Connecticut State University. Mr. Champ has received numerous awards for his business achievement, such as Minority Retailer of the Year in 2006 by U.S. Department of Commerce, Minority Business Development Agency, Overseas Chinese Model Businessman of the Year in 2006 by Republic of China (Taiwan), Businessman of the Year in 2007 by National Republican Congressional Committee Business Advisory Committee. Mr. Champ also served as a guest-lecturing professor at SUNY-Stony Brook ( State University of New York ) at its Manhattan MBA Program in 2007.

Xiangru Lin – Director

Xiangru Lin served as the Chief Financial Officer of Federal Aerospace Holdings Group from 2017 to 2019, and as the Comptroller of Federal Aero Group from 2017 to 2019. She is also the Chairwoman of Hainan Softbank Stem Cell Company in Boao, Hainan. Presently she is the Chief Operating Officer and a Director of ASC. Xiangru Lin attended St. John’s University in New York in 2019 (a certificate program), she graduated from Zhengzhou University in 2010.

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

16

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended June 30, 2025, with the exception of the following reports.

Reporting Person	Form Type
David Champ	3
Xiangru Lin	3

Insider Trading Policy

The Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself due to its small size.

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years ended June 30, 2025 and June 30, 2024, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
David Champ,	2024	$12,000	-	-	-	-	-	-	$12,000
CEO, CFO, Director (1)	2025	$-	-	-	-	-	-	-	$0

Peter Yaugh Chen,	2024	$-	-		-	-	-	-	$0
Former CFO, Director (2)	2025	$-	-		-	-	-	-	$0

Xiangru Lin,	2024	$10,000	-	-	-	-	-	-	$10,000
Director (3)	2025	$-	-	-	-	-	-	-	$0

(1)	David Champ was named Chairman, CEO and President July 14, 2020.
(2)	Peter Yaugh Chen resigned as Director and CFO on August 2, 2024.
(3)	Xiangru Lin was named director July 14, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2025, certain information concerning the beneficial ownership of our capital stock, including our common stock by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;

•	each director;

•	each named executive officer;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of June 30, 2025, the Company had authorized 5,000,000,000 shares of common stock and 20,000,000 shares of Preferred Stock. There were 2,095,671,162 shares of common stock and 0 shares of Preferred Stock outstanding as of June 30, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of June 30, 2025 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Management and Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class
Common Stock	David Champ	1,538,900,585	(1)	73.38%
	Peter Yaugh Chen	0		0
	Xiangru Lin	100,080,000		4.77

	Executive Officers and Directors as a Group	1,638,980,585		78.21%

(1)	Shares are held in the name American Software Capital Inc., an entity of which David Champ is the President.

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amounts due to a related party are for advances made by stockholders of the Company. The balance due of $3,895,453 and $3,213,162 as at June 30, 2025 and 2024, respectively, is presented as due to related parties in the accompanying consolidated balance sheet. The amounts due are non-interest bearing and payable upon demand.

On May 10, 2024 the Company entered into an agreement with ASC Global, whereby the Company acquired all of the issued and outstanding shares of common stock of ASC Global in exchange for the issuance of a promissory note by the Company to the shareholder (David Champ, CEO, CFO, President of the Company) of ASC Global in the principal amount of Five Million Dollars (the “Promissory Note”). The Promissory Note bears interest at the rate of four percent per annum and provides that all outstanding principal of and accrued but unpaid interest thereon shall be paid in full on or before May 10, 2027.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has one independent director.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees & Services	2025	2024
Audit Fees	$45,500	$21,500
Audit Related Fees	-	-
Tax Fees	750	-
All Other Fees	14,078	8,550
Total Fees	$60,328	$30,050

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

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended June 30, 2025 and 2024 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TOKEN COMMUNITIES LTD.

Dated: April 3, 2026	By:	/s/ David Champ
David Champ
Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 3, 2026	By:	/s/ David Champ
David Champ
Chief Executive Officer, Chief Financial Officer, Director

Dated: April 3, 2026	By:	/s/ Xiangru Lin
Xiangru Lin
Director

